Form 10-Q
period 1996-03-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1996-05-30
CIK 1008938

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---                        Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities
 ---                        Exchange Act of 1934

          For the transition period from _____________to_____________

Commission file number:

                        KENTEK INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                           3577                   22-2406249
(State or other jurisdiction of  (Primary Standard Industrial    (I.R.S. Employer
incorporation or organization)   Classification Code Number)   Identification Number)

2945 Wilderness Place, Boulder, CO                                    80301
(Address of principal executive offices)                           (Zip code)

      Registrant's telephone number, including area code:  (303) 440-5500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  X   No
        ---     ---
(2) Yes  X   No
        ---     ---

 Number of shares outstanding of the issuer's common stock, as of May 29, 1996:

           6,824,528 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX




PART I.  FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1996 and June 30, 1995                                    3

         Consolidated Statements of Operations -
           for the three and nine months ended March 31, 1996
           and 1995                                                            4

         Consolidated Statements of Cash Flows -
           for the nine months ended March 31, 1996 and 1995                   5

         Notes to Consolidated Financial Statements                          6 - 7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                               8 - 10

PART II.         OTHER INFORMATION

       Item 1.  Legal Proceedings                                              11

       Item 2.  Changes in Securities                                          11

       Item 3.  Defaults Upon Senior Securities                                11

       Item 4.  Submissions of Matters to a vote of Security Holders           11

       Item 5.  Other Information                                              12

       Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                     12

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)

                                     ASSETS

                                                                     March 31,      June 30,
                                                                       1996           1995
                                                                     --------       --------
                                                                    (unaudited)
Current Assets:
     Cash and cash equivalents                                       $ 11,882       $  6,389
     Accounts Receivable, net of allowance                              7,835          7,822
     Inventories                                                       14,676         12,613
     Prepaid Expenses and Other Current Assets                          3,480            642
     Property held for sale                                             6,091          7,716
                                                                     --------       --------
          Total current assets                                         43,964         35,182

Property and equipment, at cost, net of
     accumulated depreciation and amortization                          1,902          2,715
Deposits and Other                                                      2,464          1,814
                                                                     --------       --------
          Total assets                                               $ 48,330       $ 39,711
                                                                     ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                $  5,434       $  6,399
     Accrued expenses:
        Income taxes                                                    2,123            594
        Other                                                           2,935          2,582
     Current maturities of long-term debt                               5,116            101
                                                                     --------       --------
          Total current liabilities                                    15,608          9,676

Long-term debt:
     Related party                                                       --            6,424
     Other                                                                146            227
Other                                                                     578            700
                                                                     --------       --------
          Total liabilities                                            16,332         17,027
                                                                     --------       --------

Commitments and contingencies
Stockholders' equity:
     Senior preferred stock, $.05 par - shares authorized,                550            550
        14,000; shares outstanding, 11,005
     Convertible preferred stock, $.01 par - shares authorized,            18             18
        16,000; shares outstanding, 1,785
     Common stock, $.01 par - shares authorized, 12,000;                    8              8
        shares outstanding, 836
     Additional paid-in-capital                                        31,484         31,484
     Foreign currency translation                                        (684)           541
     Retained Earnings (deficit)                                          622         (9,917)
                                                                     --------       --------
          Total stockholders' equity                                   31,998         22,684
                                                                     --------       --------

          Total liabilities and stockholders' equity                 $ 48,330       $ 39,711
                                                                     ========       ========

                    See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 Three months ended            Nine months ended
                                                      March 31,                    March 31,
                                              -----------------------       ----------------------
                                                1996           1995           1996          1995
                                              --------       --------       --------      --------
Net sales:
     Printers                                 $  5,197       $  3,004       $ 14,693      $ 17,586
     Consumable supplies and spare parts        14,844         12,495         41,537        36,335
                                              --------       --------       --------      --------
Total net sales                                 20,041         15,499         56,230        53,921

Cost of sales                                   11,287         10,805         34,094        36,548
                                              --------       --------       --------      --------
Gross profit                                     8,754          4,694         22,136        17,373
                                              --------       --------       --------      --------

Operating Expenses:
     Selling, general and administrative         2,524          2,525          7,917         7,641
     Research and development                    1,309          1,347          3,800         4,195
                                              --------       --------       --------      --------
Total operating expenses                         3,833          3,872         11,717        11,836
                                              --------       --------       --------      --------

Operating income                                 4,921            822         10,419         5,537
Other income (expense)                              54           (110)            73          (215)
                                              --------       --------       --------      --------

Income before income taxes                       4,975            712         10,492         5,322
Income tax (expense) benefit                    (2,410)           (98)            47          (835)
                                              --------       --------       --------      --------

Net income                                    $  2,565       $    614       $ 10,539      $  4,487
                                              ========       ========       ========      ========

Net income per common share                   $   0.51       $   0.13       $   2.07      $   0.93
                                              ========       ========       ========      ========

Weighted average common and common
     equivalent shares outstanding               5,079          4,816          5,080         4,849
                                              ========       ========       ========      ========




                See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (THOUSANDS)
                                  (UNAUDITED)


                                                            Nine months ended
                                                                March 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Operating activities:
     Net income                                         $ 10,539       $  4,487
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                      1,261          1,233
        Provision for losses on trade receivables            156           (240)
        Provision for inventory                              660            273
        Loss on disposal of property and equipment            28            186
        Benefit for deferred income taxes                 (4,282)             0
     Changes in operating assets and liabilities:
        Trade receivables                                   (169)         6,949
        Inventories                                       (3,544)         1,076
        Other current assets                                (124)           506
        Other assets                                         220            (62)
        Accounts payable and accrued expenses              2,160         (6,702)
                                                        --------       --------
Net cash provided by operating activities                  6,905          7,706
                                                        --------       --------

Investing activities:
     Purchase of equipment                                  (506)        (1,382)
                                                        --------       --------

Financing activities:
     Net payment of loans and notes payable                    0         (8,862)
     Principal payments of long-term debt                    (65)          (340)
     Proceeds from long-term debt                              0            202
                                                        --------       --------

Net cash used in financing activities                        (65)        (9,000)
                                                        --------       --------

Effect of exchange rate changes on cash                     (841)         1,707
                                                        --------       --------

Net increase (decrease) in cash and cash
     equivalents                                           5,493           (969)
Cash and cash equivalents, at beginning of
     period                                                6,389          4,031
                                                        --------       --------
Cash and cash equivalents, end of period                $ 11,882       $  3,062
                                                        ========       ========

                See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three months and nine months ended March 31, 1996 are not necessarily indicative of the results for the full year.

Note 2.  Inventories

         Inventories consisted of the following:

                                                                           March 31,        June 30,
                                                                             1996             1995
                                                                             ----             ----
                                                                                  (thousands)
Finished printers, consumable supplies and spare parts                      $ 8,288          $ 5,655
Raw Materials                                                                 6,388            6,958
                                                                            -------          -------
                                                                            $14,676          $12,613
                                                                            =======          =======

Note 3.  Initial Public Offering

         The Company completed an "initial public offering" (IPO) of 2,500,000 shares of common stock at $8.00 per share on April 16, 1996. The Company sold 2,200,000 shares and an additional 300,000 were sold by non-management shareholders. An additional 375,000 shares were sold by non-management shareholders to cover over-allotments 30 days after the IPO. Common Stock outstanding after the offering was 6,824,528 shares.

Note 4.  Income Taxes

         At December 31, 1995 the Company recognized a deferred tax asset in the amount of $4,282,000 based on management's assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management plans to reassess the deferred tax asset on a quarterly basis and make appropriate adjustments as necessary.

Note 5.  Pro Forma Earnings Per Share

                                    Three months ended          Nine months ended
                                           March 31,                March 31,
                                    --------------------      --------------------
                                     1996          1995         1996         1995
                                     ----          ----         ----         ----
                                          (thousands, except per share data)
Net income                          $ 2,565      $   614      $10,539      $ 4,487

Net income applicable to
  common stockholders (1)             2,041          244        9,187        3,378

Pro forma net income (loss)           2,461           57        4,943        2,084

Pro forma net income per
  share (2)                         $   .48      $   .01      $   .97      $   .43

Pro forma weighted average
  common and common equivalent
  shares outstanding (3)              5,079        4,816        5,080        4,849

- ---------------

(1) Net income applicable to common stockholders reflects the cash payment of that portion of the Excess Liquidation Preference on Senior Preferred which accrued during such period. Pro forma net income reflects the addition to net income applicable to common stock of such portion of the Excess Liquidation Preference.

(2) Historical per share information is not presented as it differs materially from pro forma per share data. Pro forma net income per share is computed assuming the payment of the Excess Liquidation Preference and that the Company had been unable to utilize the net operating loss and tax credit carryforwards. The Company estimates it current effective tax rate to be 40.0%.

(3) Calculation of the number of common equivalent shares assumes conversion into Common Stock of all outstanding convertible preferred stock, and includes shares of Common Stock issuable upon the assumed exercise of dilutive stock options.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

         Total net sales. Total net sales increased 29.3% from $15,499,000 in the three months ended March 31, 1995 to $20,041,000 in the three months ended March 31, 1996. Printer sales revenue increased by 73.0% from $3,004,000 in the three months ended March 31, 1995 to $5,197,000 in the three months ended March 31, 1996. The increase in printer revenue is directly attributable to the growth of K40D printer sales to OEM customers. Consumable supplies and spare parts sales increased by 18.8% from $12,495,000 in the three months ended March 31, 1995 to $14,844,000 in the three months ended March 31, 1996. This increase is also due to the growth of the K40D unit sales.

         Gross profit. Gross profit increased by 86.5% from $4,694,000 in the three months ended March 31, 1995 to $8,754,000 in the three months ended March 31, 1996. The gross margin increased from 30.3% to 43.7% in the same period. The increase in dollars and as a percentage of sales is primarily due to the significant increase in sales of the higher margin K40D printer as well as reduced manufacturing and material costs as the Company continued to move supplies manufacturing from Japan to the United States.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained constant in absolute dollars but decreased 3.7% as a percent of total net sales from $2,525,000 in the three months ended March 31, 1995 to $2,524,000 in the three months ended March 31, 1996.

         Research and Development Expense. Research and development expenses decreased by 2.8% from $1,347,000 or 8.7% of total net sales in the three months ended March 31, 1995 to $1,309,000 but were 6.5% of total net sales in the three months ended March 31, 1996. Expenses related to the K31 and K40D programs were reduced as these programs neared completion, partially offset by an increase in spending related to the KW60 product line.

         Interest Expense and Other Income (Expense). Interest expense and other income (expense) decreased from $110,000 of expense in the three months ended March 31, 1995 to $54,000 of income in the three months ended March 31, 1996. Net interest expense at March 31, 1995 was $79,000, while at March 31, 1996 net interest income of $43,000 was realized as a result of greater cash available for investment.

         Income Tax (Expense) Benefit. Income tax expense for the three months ended March 31, 1995 was $98,000, or an effective tax rate of 13.8%, as a result of the utilization of net operating loss carryforwards which offset taxable income in fiscal year 1995. Income tax expense for the three months ended March 31, 1996 was $2,410,000 resulting in a year-to-date effective tax rate of 40.0% after recognition of a deferred tax asset of $4,282,000 during the previous quarter ended December 31, 1995.

  COMPARISON OF NINE MONTHS ENDED MARCH 31, 1996 TO NINE MONTHS ENDED MARCH 31, 1995

         Total Net Sales. Total net sales increased by 4.3% from $53,921,000 in the nine months ended March 31, 1995 to $56,230,000 in the nine months ended March 31, 1996. Printer sales revenue decreased by 16.5% from $17,586,000 in the nine months ended March 31, 1995 to $14,693,000 in the nine months ended March 31, 1996. The decreases in sales revenue and unit volumes are primarily the result of lower sales to IBM. Total unit sales of printers to IBM declined from 780 units and revenue of $4,992,000 in the nine months ended March 31, 1995 to 142 units and revenue of $1,074,000 in the nine months ended March 31, 1996. This reduction in printer revenue was partially offset by increased K40D unit sales. OEM printer revenue totaled $12,594,000 in the nine months ended March 31, 1995, increasing to $13,619,000 in the nine months ended March 31, 1996. Consumable supplies and spare parts sales increased 14.3% from $36,335,000 in the nine months ended March 31, 1995 to $41,537,000 in the nine months ended March 31, 1996. The Company's consumable supplies sales for higher speed printers, which use more consumable supplies, more than offset the decline in spare parts sales to IBM caused by their reduced printer purchases.

         Gross Profit. Gross profit increased by 27.4% from $17,373,000 in the nine months ended March 31, 1995 to $22,136,000 in the nine months ended March 31, 1996. The gross margin increased from 32.2% to 39.4% in the same period. The increase in dollars and as a percentage of sales is primarily due to the significant increase in sales of the higher margin K40D printer as well as reduced manufacturing and material costs as the Company continued to move supplies manufacturing from Japan to the United States.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 3.6% from $7,641,000 in the nine months ended March 31, 1995 to $7,917,000 in the nine months ended March 31, 1996. This increase was due primarily to increases in salary, depreciation expense and expenses related to the closing of the Company's Tokyo office.

         Research and Development Expenses. Research and development expenses decreased 9.4% from $4,195,000 in the nine months ended March 31, 1995 to $3,800,000 in the nine months ended March 31, 1996. This decrease was due to a reduction in expenses associated with the completion of the K31 and K40D projects and related attrition in the software engineering staff, offset by the increased expenses associated with the development of the new KW60 product line.

         Interest Expense and Other Income (Expense). Interest expense and other income (expense) decreased from $215,000 of expense in the nine months ended March 31, 1995 to $73,000 of income in the nine months ended March 31, 1996. Net interest expense at March 31, 1995 was $459,000, while at March 31, 1996 net interest income of $26,000 was realized as a result of greater cash available for investment, as well as reduction of debt obligations. Gain on foreign exchange decreased from $330,000 in the nine months ended March 31, 1995 to zero in the nine months ended March 31, 1996 due to all customers who previously paid in yen now paying in U.S. dollars during this period.

         Income Tax Expense (Benefit). Income tax expense for the nine months ended March 31, 1995 was $835,000, or an effective tax rate of 15.7%, as a result of the utilization of available net operating loss carryforwards which offset taxable income in fiscal year 1995. Income tax benefit for the nine months ended March 31, 1996 was $47,000 due to recognition of a deferred tax asset of $4,282,000 in the period offset by application of a year-to-date effective tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash during the nine months ended March 31, 1996 resulted in a net increase of $5,463,000 as compared to a decrease during the nine months ended March 31, 1995 of $969,000. The primary factors for this increase were $8,935,000 more cash being used in financing activities to reduce debt obligations and $876,000 more cash being used in investing activities to purchase equipment during the nine months ended March 31, 1995. Net cash provided by operations for the nine months ended March 31, 1996 decreased by $801,000 from the nine months ended March 31, 1995. The primary factors for this decrease were increases in inventory levels and decreases in provision for loss on accounts receivable which were partially offset by (i) recognition of a deferred tax asset of $4,282,000, (ii) increase of accounts receivable and accrued expenses by $4,542,000 and (iii) the effect of exchange rate on cash being $2,548,000 more between the comparable periods.

         As a result of the IPO completed on April 16, 1996, the Company raised capital of $11,384,000 after deducting underwriting discounts and commission, estimated offering expenses of approximately $700,000, and payment of Excess Liquidation Preference of $4,200,000. The Company anticipates that the net proceeds from the offering will be used to fund the development, tooling and manufacture of the KW60 printer.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On May 23, 1996 the Company was served a complaint filed by Printronix Corporation in the Federal District Court for the Central District of California alleging violations of the Robinson-Patman Act and breach of contract and seeking an aggregate of $10 million in relief. The Company intends to vigorously defend against the claims. The Company believes it has not violated the Robinson-Patman Act and denies that it has breached any agreement with Printronix.

Item 2. Changes in Securities

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders

         Not applicable.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 27     Financial Data Schedule

         (b) Form 8-K.

             None.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 29, 1996                   KENTEK INFORMATION SYSTEMS, INC.



                                        /s/ PHILIP W. SHIRES
                                        -----------------------------------
                                        Philip W. Shires
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ CRAIG G. LAMBORN
                                        -----------------------------------
                                        Craig G. Lamborn
                                        Vice President, Finance and
                                        Administration (Principal Financial
                                        and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
