Form 10-K
period 1996-06-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1996-09-24
CIK 1008938

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-K

     X  Annual report pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                   For the fiscal year ended June 30, 1996

                                       or

               ____Transition report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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

Securities registered under Section 12(b) of the Act:  NONE
Securities registered under Section 12(g) of the Act:  COMMON STOCK, $.01 PAR
VALUE


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K  [   ].

    On August 29, 1996, the bid and ask prices of the Common Stock were $6.63 and $6.88, respectively. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average bid and ask prices on August 29, 1996 was $46,203,781.


                On August 29, 1996, 6,839,938 shares of the Registrant's Common Stock were outstanding.




DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Item 10, Item 11, Item 12 and Item 13 of
Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed in accordance with Rule 142-101,
Schedule 14A, in connection with the Registrant's November 15, 1996 Annual Meeting of Stockholders for fiscal year ended June 30, 1996.

                        KENTEK INFORMATION SYSTEMS, INC.
                            FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS





                                                                                                                   PAGE NO
                                                                                                                   -------
                                                             PART I.

Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 4     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .  8


                                                             PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . . .  9
Item 6.    Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 7.    Management's Discussions and Analysis of Financial Condition and Results of Operations . . . . . . . . . . 10
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1 TO F-11
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . 13


                                                            PART III.

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . . . . . . 14
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                                                             PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

        EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AS WELL AS THE SECTIONS ENTITLED PRODUCT DEVELOPMENT, CUSTOMERS, MARKETING AND SUPPORT, MANUFACTURING AND SOURCES OF SUPPLY, BACKLOG, COMPETITION, PROPRIETARY RIGHTS, MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND THOSE DISCUSSED IN THE COMPANY'S S-1 REGISTRATION STATEMENT FILED WITH THE SECURITIES AND EXCHANGE'S COMMISSION ("COMMISSION") ON APRIL 16, 1996. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS AND ITS FORM 10-Q FILED WITH THE COMMISSION ON MAY 30, 1996

                                   PART I.

ITEM 1.  BUSINESS

        Kentek Information Systems, Inc. ("Kentek" or the "Company") is a leading supplier of mid-range, non-impact laser printers and related consumable supplies and spare parts. The mid-range market is characterized by heavy-duty, high-reliability printers that print 30 to 45 pages per minute ("ppm") and 30,000 to 300,000 pages per month. The Company's printers are designed primarily for high-volume printing requirements, including (i) dedicated system applications which include printing invoices, forms and direct mail, (ii) computer network applications for connecting multiple users on a network in order to share a single heavy-duty printer and (iii) print-on-demand applications characterized by the use of a printer rather than a copy machine to generate multiple originals from digitally-stored data on an as-needed basis. The Company was incorporated under the laws of the state of Delaware in 1981. Its principal offices are located at 2945 Wilderness Place, Boulder, CO 80301. On April 17, 1996, the Company completed its initial public offering ("IPO") of 2,200,000 shares of its common stock at $8 per share. The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

        The Company is the exclusive manufacturer of consumable supplies for its printers, with the exception of toner, which is manufactured exclusively for Kentek to it's specifications. Kentek estimates that its printers have an average useful life of approximately seven years. Over the useful life of these printers, the consumable supplies must be replaced several times each year under normal use conditions and, consequently, sales of consumable supplies and spare parts typically generate revenues in excess of three times the original cost of the printer and represent approximately 85% of the total cost of ownership of the printer.

        Originally, the Company sold its printers and consumable supplies and spare parts almost exclusively to IBM. Since 1991, the Company has sought to reduce its dependence on IBM by expanding its marketing efforts to other customers. IBM indicated to the Company in fiscal 1993 that it intended to reduce significantly its purchases of Kentek printers, and in early fiscal 1995 IBM formally announced its plans to begin purchasing a competitor's line of mid-range printers. Accordingly, sales of printers to IBM have declined sharply since the second half of fiscal 1995. However, Kentek currently sells its products to the broadest base of OEMs, system integrators, and independent supplies resellers in the mid-range market. Kentek's customers include AT&T, Genicom, Hewlett-Packard, Lexmark, Mannesmann Tally, Printronix, Oce Printing Systems (formerly Siemens Nixdorf Printing Systems), and Unisys. The Company believes its market leadership is primarily attributable to its high printer reliability, the low total cost of ownership of its printers and consumable supplies, and the attractive pricing Kentek offers its customers.

        In fiscal year 1996, the Company continued to develop a new line of high performance printers to meet the evolving needs of the mid-range market, including the KW60, a 60 ppm printer with wide format capability, increased paper handling capacity, 600 dots per inch resolution, duplex printing and a full speed highlight color option. The KW60, currently in the engineering prototype stage, is projected for first customer shipment in the fall of 1997.


INDUSTRY OVERVIEW

        The market for non-impact printers can be segmented based upon users' need for speed (ppm), duty cycle (capacity of pages per month), functionality (network connectivity, forms and fonts, and paper handling features) and cost of ownership (average cost per page over the life of a printer). The average cost per page takes into account the initial purchase price, the cost of consumable supplies, and maintenance costs. At present, non-impact printers generally can be divided into the following market segments:

        Low-Range. This market segment, defined by printing speeds of less than 30 ppm, is appropriate for personal/desktop applications and small workgroup applications. Personal/desktop printing for small and home offices typically requires a relatively inexpensive dot-matrix, ink-jet or non-impact printer that is connected to a single personal computer. Small workgroup printing environments generally serve several personal computers or a small local area network. The Company believes that the primary selection criteria for low-range printers are print speed and initial acquisition price. International Data Corporation ("IDC") estimates that approximately 11,400,000 low-range non-impact printers were purchased worldwide in 1995. Hewlett-Packard is the leading manufacturer in the low-range segment.

        Mid-Range. This market segment, defined by printing speeds of 30 to 45 ppm, provides enhanced features such as continuous operation and higher duty cycle. Mid-range printers are utilized in three distinct applications: dedicated systems, which serve print-intensive specific applications, such as general accounting, invoicing and generation of mortgage or insurance forms and documents, and are typically connected to a minicomputer; network applications, which serve the print needs of multiple users connected to a network; and print-on-demand applications, which serve as digital copiers for users who need to generate multiple custom documents on demand from a template stored on disk. IDC estimates that approximately 5,865 mid-range printers were purchased in the U.S. in 1995 and reports that Kentek is a leading U.S. manufacturer in the mid-range segment, with a market share of approximately 37% in 1995. The Company believes it sells its printers to a broader base of customers than any other mid-range printer manufacturer.

        High-Range. This market segment, defined by printing speeds of 50 ppm or greater, provides higher duty cycle than the other categories. High-range printer applications include very high volume applications such as direct mail and monthly public utilities printing bills. IDC estimates that approximately 2,250 high-range printers were purchased worldwide in 1995. Xerox and Oce Printing Systems, (formerly Siemens Nixdorf Printing Systems), are the leading manufacturers in the high-range segment.

The following characteristics of mid-range printers distinguish them from low-range printers:

        o        30 to 45 ppm print speeds

        o        High reliability

        o        High duty cycle

        o        Low cost per printed page

        o        Low maintenance

        o        Complex print jobs

        o        Continuous operation

        o        Paper handling features

        o        Advanced computer and network connectivity

        For many business applications, when aggregate usage exceeds 30,000 pages a month, a high-output mid-range printer can provide a more efficient and cost-effective solution than multiple low-range printers. Additionally, a single mid-range printer can offer a lower cost of ownership than multiple low-range printers while providing the convenience of higher speed, high print quality and enhanced features such as duplex printing, advanced paper handling and larger memory capacity for storing fonts and customized forms. Mid-range printers can run continuously and hold sufficient paper and consumables to require only infrequent operator attention.

        The consumable supply products for a mid-range printer are a significant cost to the end-user over the life of the printer and are roughly 85% of the total cost of operation over the printer's useful life. The consumable supply products include the photoconductor, toner, developer, fuser and cleaner. End-users typically purchase consumable supply products from the supplier which sold them their printer. As one moves from the low-range printer market to the mid-range and high-range markets, the revenues generated by sales of consumable supplies over the life of a printer increasingly exceed the revenues generated by the initial printer sale.


PRINCIPAL PRODUCTS

        The Company's objective is to provide a complete printer hardware, software and consumable supplies package that enables suppliers to easily install Kentek printers within their systems and to provide completely for their customers' ongoing supplies needs. Kentek's printers are designed to provide high print quality, ease of use and reliable operation under the conditions of continuous use found in data center, network and print-on-demand printing environments. The Company's printers typically have a usable life of seven years.

        Kentek printers employ technologies that result in lower incidence of paper jams and better durability than other printers in the industry. For example, the Company utilizes a simple printer engine design incorporating a straight paper path that permits the use of a wide variety of printable media with an incidence of paper jams of approximately 1-in-10,000 printed pages. This characteristic, in conjunction with high volume paper handling accessories, permits Kentek printers to operate continuously, unattended at full speed. Kentek pioneered the use of light emitting diode ("LED") technology in printhead design. This technology is used to generate the individual pixels on the photoconductor. The LED array technology uses no moving parts and provides simple, direct and precise beam alignment from the diode array to the photoconductor. In contrast, a laser beam printer utilizes a motor to drive a rotating polygon mirror at speeds of as high as 35,000 rpm and directs the scanning beam across the width of the photoconductor. As the beam moves from one side to the other, the spot size modulation and magnification must be managed. The Company believes that its simple printer engine design and LED array technology is more durable than laser beam technology, permitting higher duty cycles at lower costs.

The following descriptions illustrate the principal features of Kentek's K30/K30D, K31/K31D and K40D printers. All printers in the Company's current line have a rated duty cycle of 300,000 pages per month and interface with IBM, HP, DEC and UNIX platforms.

        K30 Printer/K30D Printer. The K30/K30D incorporates the Company's standard rugged features, including a straight paper path and LED array printhead. The K30 is capable of full page graphics printing at 300 dots per inch ("dpi"). The K30 includes a standard Motorola 68020 microprocessor and 8 megabytes of RAM. As an option, the controller contains an Intel i860 microprocessor and up to 16 megabytes of RAM. The K30 includes two internal floppy disk drives and offers an optional 540 megabyte hard disk drive. The K30 includes standard dual cassette input trays containing a total of 800 sheets and an output tray and offers a 1,200 sheet feeder, optional 2,500 sheet feeder and 1,400 sheet output stacker as options. The K30D printer offers the duplex printing feature, printing on both sides of the paper. The K30 and K30D, 30 ppm printers, were introduced in July 1992.

        K31 Printer/K31D Printer. The K31/K31D duplex offers the same standard features as the K30/K30D and incorporates the RIGS controller.
        Standard features of the K31 and K31D included a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 8 megabytes (12 megabytes duplex) to 64 megabytes of RAM, full graphics printing at 300 dpi, one floppy disk drive and a 540 megabyte internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as options are a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics, a 2,500 sheet input feeder and 1,400 sheet output stacker, and a 600 dpi printhead under development. The K31 and K31D, 30 ppm printers, were introduced in September 1995.

        K40D Printer. The K40D also incorporates the Company's standard features of straight paper path, LED array printhead and dual component toner process. Standard features of the K40D model also include a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 12 to 64 megabytes of RAM, full graphics printing at 300 dpi, one floppy disk drive and a 540 megabyte internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as options are a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics, a 2,500 sheet input feeder and 1,400 sheet output stacker, and 600 dpi printhead under development. The K40D, a 40 ppm duplex printer, was introduced in November 1994.

        The Company offers various accessory options for its printers, including 1,200 and 2,500 sheet input feeder cassettes, a 1,400 sheet output stacker, a 75 envelope feeder kit and a 540 megabyte hard drive option, for expanded storage of forms and fonts.

        Kentek also designs and develops sophisticated proprietary printer controller hardware and software to manage the complex tasks associated with communicating with multiple host computers over a network and coordinating complex print jobs at high speed. Kentek's printers generally include a printer controller (image generation system or IGS controller) and a machine controller (printer control logic or PCL controller), each with its associated software. In 1994, Kentek invented a proprietary RISC-based Image Generation System ("RIGS") architecture that is used on the K31/K31D and K40D printers. The RIGS architecture uses higher speed microprocessors, expanded RAM and enhanced ASICs designed to speed complex text and graphics manipulation. Kentek controllers come standard with HP PCL5e and HPGL printer control language emulations. Phoenix Page PostscriptTM is available as a printer control language option

        The Company is the exclusive manufacturer of consumable supplies for its printers, with the exception of toner, which is manufactured exclusively for Kentek to its specifications.


PRODUCT DEVELOPMENT

         The Company believes that the development of new products and the enhancement of existing products are essential to its future success. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Accordingly, the Company believes that its success depends to a significant extent on its ability to enhance existing products and to develop technologically advanced and cost-effective new products that meet a wide range of changing customer needs and achieve market acceptance. The Company intends to continue to devote a substantial portion of its resources to research and development of high speed non-impact printers, printer controllers and software and consumable supply products. The Company attempts to maintain its technological competitiveness and position its products attractively by working with its customers to plan products that meet end-users' needs.

         The Company's product development efforts are focused on its KW printer line, as well as on developing higher speed controller and software enhancements for its existing printer line and introducing new features such as highlight color and improved paper handling and additional consumable supply products. The Company believes that its success depends in part on its ability to enhance existing products and to develop new products that maintain technological leadership, meet a wide range of changing customer needs and achieve market acceptance.

         KW Product Line. The KW product line will offer a series of printers with speeds ranging from 40 to 90 ppm or more with an initial introduction of a 60 ppm printer and will incorporate new features specifically addressing concerns of the dedicated systems, network computing and print-on-demand market segments. This will enable the Company to bring high-range performance to the mid-range market segment. The KW60, a 60 ppm printer which has been under development since early 1994, is projected to be available for customer shipments commencing in late 1997.

         The KW product line is a new design that incorporates many of the fundamental characteristics of Kentek's existing products, including a straight paper path, high-speed and flexible controllers and software, and high reliability. Further, the standard KW printer will support wide format paper, increased paper handling capacity, 600 dpi resolution, duplex printing, and a full-speed highlight color option. The KW product line also will introduce the SIGS controller, a scaleable Pentium-based controller motherboard; a PCI bus that will increase data transfer rates and enable easy integration of co-processors; and a multiple-connectivity feature that will ease all types of network connectivity. The Company believes that the adoption of these industry-standard processors and communication protocols will decrease the development and engineering cycles associated with implementing future product enhancements. In addition, the Company is designing consumable supplies for its KW printer line that will extend the life span of each component and reduce per page printing costs.

         Kentek plans for the KW product development program to result in a printer and accessory design that will support the development of a line of printers of up to 90 ppm or more. The KW printers will be manufactured by Kentek in Boulder, Colorado. The Company believes that locating manufacturing in the United States rather than in Japan will reduce manufacturing costs. In parallel with development of the KW60, the Company plans to deploy certain of the KW features, such as 600 dpi resolution and the SIGS controller, on its current K31/K31D/K40D printers in order to extend the lifecycles of those products. The Company believes that it will introduce a KW40 printer in approximately early 1998.

         The Company maintains product development centers in Boulder, Colorado for controller and software development, and in Nagano, Japan, for printer engine and new consumable supply product design. As of June 30, 1996 the Boulder facility employed 44 engineering staff and Nagano employed 22 engineering staff. The Company's R&D expenditures for fiscal years ending June 30, 1996, 1995, 1994 were $6,175,000, $5,357,000 and $5,135,000 respectively.


CUSTOMERS, MARKETING AND SUPPORT

         The Company distributes its printers exclusively through sales to OEM customers and system integrators. In fiscal 1996 net sales to each of Lexmark, Oce Printing Systems, Hewlett Packard and Mannesmann Tally constituted greater than 10% of the Company's total net sales. Financial information regarding sales to principal customers is presented in Note 7 of the notes to consolidated financial statements which appear elsewhere in Form 10-K. Since February 3, 1996, the Company and Siemens Nixdorf Printing Systems have been operating pursuant to an oral extension of their written agreement, pending negotiation of a replacement agreement or further extension. On April 1, 1996, Oce van der Grinten N.V., a large Dutch photocopier and printer manufacturer and distributor, signed a definitive agreement to acquire Siemens Nixdorf Printing Systems, which has resulted in the combined entity, Oce Printing Systems. Hewlett Packard announced the discontinuance of its printers which use the Kentek engine effective October 31, 1996. The loss or decline of sales to either Lexmark or Oce Printing Systems could have a material adverse affect on the Company's business, results of operations and financial condition.

         Customers typically begin purchasing a printer only after they have completed a lengthy evaluation process and integrated the printer into their product lines. This evaluation process includes participation in the early stages of the printer design process and qualification of production units as they become available. In addition, before volume purchases of a commercially available product can occur, customers must develop marketing programs, including sales and service training. This long sales cycle makes it difficult in the short term for the Company to recapture lost revenues through sales to new customers or through sales of new products to existing customers.

         Consumable supply products for Kentek's printers are supplied exclusively by Kentek and distributed principally through its customers. In addition, certain consumable supplies are distributed through third party resellers. Customers sell these consumable supply products and spare parts directly to their customers through resellers of their computer systems, or to independent supplies resellers for sale to such customers. The Company also sells its products directly to supplies distributors, where such sales do not adversely affect the Company's OEM customers.

         Kentek's consumable supply products used in IBM-branded products manufactured by Kentek are sold through Lexmark pursuant to an exclusive relationship with the Company under which Lexmark is required to purchase its requirements of consumable supply products for IBM-branded printers only from Kentek. Under the terms of an agreement between IBM and Lexmark, IBM may begin selling consumable supply products for IBM-branded printers after March 1999. In order to do so, IBM would be required to purchase such consumable supplies from Lexmark for resale by IBM or to incur engineering, tooling and manufacturing costs to enter the business of supply consumables for its customers.

         The Company needs to maintain only a small sales organization because the Company does not sell directly to end-users and has considerable sales leverage from its customer's sales forces. As of June 30, 1996, the Company's sales and marketing organization consisted of 18 persons, of whom three are based in three locations in the United States, and four are located at a single office in Europe. The Company complements its field sales staff with in-house technical sales personnel and a product support department to provide technical training and product support to its customers. Financial information about foreign and domestic sales, operating income and assets is presented in Note 12 of the notes to consolidated financial statements which appear elsewhere in this Form 10-K.

         The Company provides a two-year warranty against defects in the Company's printer products. The Company warrants its consumable supply products against manufacturing defects with an industry standard "out-of-box" warranty. Use of consumable supply products not manufactured or approved by Kentek voids the user's warranty for both the printer and the consumable supply products. The Company believes that its commitment to quality has resulted in low warranty expense. In each of the fiscal years ended June 30, 1996, 1995, and 1994, the Company incurred warranty expenses of $358,634, $343,796 and $188,154 respectively.

MANUFACTURING AND SOURCES OF SUPPLY

         The Company operates manufacturing facilities in Boulder, Colorado and in Nagano, Japan. The Boulder, Colorado facility manufactures the photoconductor, developer, fuser, and cleaner consumable supply products. The Company manufactures high capacity sheet feeders and output stackers in its facility in Nagano, Japan. The Company designs and engineers its printer engines and supervises their assembly under contract with the Nagano Japan Radio Corporation. The KW60 and future products in the KW printer line will be manufactured in Boulder, Colorado. The Company purchases toner manufactured exclusively to Kentek's specifications by outside suppliers.

         The Company procures all of its component parts from outside suppliers including proprietary components associated with the production of both the printer products and the consumable supply products. Although the Company generally purchases from multiple vendors, certain of the Company's parts and components are obtained entirely or substantially from a single source. The Company owns all of the unique tooling and mask work used for production of these parts. The tools for producing component parts of the printer engines reside with component suppliers in Japan, while tooling designed and produced for manufacturing the components of the consumable supply products are located mostly in the United States. The Company employs proprietary ASICs in its controller products and relies on contract manufacturers to assemble its printed circuit boards. In fiscal year 1995, the Company completed a two year plan to relocate all consumable supplies' manufacturing from Japan to Boulder, CO. The Company has also successfully transitioned its sources for over 70% of its piece-part components for its consumable supplies from Japan to the United States. The Company believes that this has reduced its manufacturing costs and also reduced its exposure to currency fluctuation.

         The Company has significant operations in Japan, where certain components of its printers are sourced, designed and manufactured. Operating expenses and production costs related to Kentek's Japanese operations are subject to fluctuations in the dollar-yen exchange rate. The Company mitigates a portion of its currency fluctuation risk through a contractual risk sharing provision included in its customer agreements.

         The Company owns a 16,000 square foot facility in Tama, Japan which is vacant and currently held for sale. Although the Company believes that the stated value of the property is appropriate, there can be no assurance that the Company will not be required to write down the value of the property in the future due to a continued weakness in the Japanese real estate market.


BACKLOG

         Aggregate backlog as of June 30, 1996 was approximately $9 million,
compared to approximately $12 million as of June 30, 1995.   This decrease is
attributable in part to the loss of Hewlett Packard printer sales, as well as reduced sales to Oce Printing Systems as a result of uncertainty related to their recent acquisition of Siemens Nixdorf Printing Systems. Backlog consists of customer orders, the majority of which are scheduled for shipment within three months following the order date. The Company also receives orders for immediate shipment which may not be reflected in backlog at any given time. Purchasers of standard products may generally cancel or reschedule orders without significant penalty, and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales. While the Company has operated historically with a 45 to 60 day backlog of orders, results of operations for a given quarter are significantly dependent on orders booked and shipped during that quarter.

         The Company has experienced significant fluctuations in quarterly and annual operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including the timing of customer orders, customers' inventory management practices, the timing of sales, the effect of fluctuations in the dollar-yen exchange rate on the Company's operations in Japan, marketing, research and development expenditures and the introduction of new products by the Company or its competitors. Consistent with industry practices, the Company's contractual arrangements with its customers do not require that customers make minimum quantity purchases of the Company's products or provide for any bill-back arrangements, and generally permit customers to cancel orders with minimal penalty.

COMPETITION

         The Company competes with many companies in the printer segment of its business, including Hewlett-Packard, Hitachi, Ricoh and Xerox, each of which sells non-impact printers and has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. For certain applications, the Company's products compete with similar speed impact printers manufactured by Genicom, Mannesmann Tally and Printronix. The Company expects increased competition from established and emerging printer manufacturers and resellers, including Fujitsu, Kodak and Minolta. As a result of the complexity of the printer and consumable supplies manufacturing and distribution businesses, many of the Company's principal customers are also current or potential competitors, including Genicom, Hewlett-Packard, IBM, Mannesmann Tally, Printronix and Oce Printing Systems. The principal elements of competition in the Company's markets include total cost of ownership, product features, product quality and reliability, performance characteristics and responsiveness to customers.

PROPRIETARY RIGHTS

         The Company regards much of its hardware and software as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods to protect its products and technology. As of June 30, 1996, the Company had 25 U.S. patents, 12 German patents and 11 United Kingdom patents, all of which will expire in the period between July 2003 and September 2008. There can be no assurance, however, that the patents held by the Company will protect the Company's technology or provide meaningful competitive advantage. In addition, there can be no assurance that measures taken by the Company to protect its products and technology will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the Company has not applied for patents in Japan. Moreover, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the U.S. Other companies could assert patent, copyright or other intellectual property rights against the Company. If such a claim were made against the Company, there can be no assurance that the Company would be able to obtain a license to use such technology if necessary or that such license could be obtained on terms that would not have a material adverse effect on the Company's business, results of operations and financial condition. Should the Company's products be found to infringe a third party's protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it.


EMPLOYEES

         As of June 30, 1996, the Company had a total of 271 employees including 212 full time and 59 part-time. There were 107 full-time and 46 part-time employees in manufacturing, 18 full-time employees in sales and marketing, and 31 full-time and 3 part-time in general and administrative functions. In addition, 56 full-time and 10 part-time employees were engaged in research and development. Of the 271 employees, 188 are located in the U.S., 79 in Japan and four in Europe. The Company's employees are not represented by any union, and the Company believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES

         Kentek leases its main facilities in Boulder, Colorado and Nagano, Japan. In Boulder, the Company leases three buildings, an approximately 30,000 square foot facility for sales, marketing, research and development, and general and administrative purposes, an approximately 42,000 square foot facility for consumables manufacturing and warehousing, and an approximately 11,000 square foot facility for consumable supplies recycling. The current monthly rent for the administrative facility is $26,765, and the lease agreement will expire March 31, 1999. The current monthly rent for the warehouse facility is $17,363, and the lease agreement expires March 31, 1999. The current monthly rent on the recycling facility is $6,684, and the lease agreement expires March 31, 1999. In Nagano, the Company leases a total of approximately 16,500 square feet at three separate sites for manufacturing, warehousing, and research and development purposes. The current aggregate monthly rent for the three facilities is approximately $14,300, and the lease agreements expire on March 31, 1998, February 28, 1997 and March 17, 1998. The Company also owns a 16,000 square foot facility in Tama, Japan which is currently held for sale. The Company also leases office space for sales offices in San Jose, California, Melbourne, Florida and in Gorinchem, The Netherlands. The Company anticipates that it will require approximately 20,000 additional square feet of manufacturing space by early 1997 for the manufacture of the KW60 printer, which it believes is available on commercially reasonable terms and will not be significant to the total cost of operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is a defendant in various litigation in the normal course of business.

         On May 23, 1996, the Company was served a complaint filed by Printronix Corporation in the Federal District Court for the Central District of California alleging violations of the Robinson-Patman Act and breach of contract and seeking a aggregate of $10 million in relief. The suit pertains to Printronix's desire to retain OEM pricing on consumable supplies and spare parts, even after they discontinued selling the Company's printers.

         On May 6, 1996, the Company filed an action seeking collection of unpaid invoices from Rosetta Technologies Corporation. Rosetta filed counterclaims related to breach of contract and anti-trust.

         The Company intends to vigorously defend against these claims. In view of the stage of the litigation, management and counsel of the Company are unable to determine the outcome of the legal action or estimate the amount of loss, if any.

         Based on consultation with various counsel in these matters, management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1996.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Price and Dividend Information

The Company's Common Stock began trading publicly on the NASDAQ National Market under the ticker symbol KNTK on April 17, 1996. Prior to that date, there was no public market for the Common Stock. As of June 30, 1996, 6,824,528 shares of Common Stock were outstanding and the Company had approximately 123 holders of record of the Common Stock, which figure does not include those stockholders whose certificates are held by nominees. The table below sets forth the per share quarterly high and low closing prices of the Common Stock since the Company's initial public offering on April 17, 1996 as reported on the NASDAQ National Market. A cash dividend of $.02 per share was declared on August 8, 1996. It is anticipated that the Company will continue to declare quarterly dividends.


         FISCAL QUARTER                                     HIGH              LOW
         --------------                                     ----              ---
         April 17, 1996                                    $ 8.75            $8.00

         Fourth Quarter ended June 30, 1996                $15.50            $8.00



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

        Kentek Information Systems, Inc. (amounts in thousands, except per share amounts)

        SUMMARY OF OPERATIONS

                                                    1996           1995          1994         1993          1992
         INCOME STATEMENT DATA:
         Revenues                                 $74,381         $70,192       $78,867      $55,875       $61,267
         Operating income (loss)                   13,277           6,406        10,026       (1,178)       (2,211)
         Net income (loss)                         13,102           5,035         9,647         (665)       (3,569)
         Net income (loss) applicable
          to common stockholders                   11,750           3,556         8,326         (665)       (3,569)

         PER SHARE DATA:

         Pro forma net income per
           weighted average
           common share
           (fully diluted)                        $  2.42         $  0.99
         Weighted average
           common shares
           (fully diluted)                          5,406           5,099


         BALANCE SHEET DATA:

         Working capital                          $42,860         $25,506       $17,870      $ 2,942      ($2,230)
         Total assets                              60,245          39,711        45,450       33,705       33,296
         Long-term debt                               115           6,651         5,864        7,839       10,512
         Total liabilities                         14,078          17,027        29,692       27,473       36,637
         Total stockholders' equity (deficit)      46,167          22,684        15,758        6,232       (3,341)

NOTE: Historical per share information for the years ended June 30, 1994, 1993 and 1992 is not relevant as it would differ materially from the per share data for the years ended June 30, 1996 and 1995, given the significance of the senior convertible preferred stock not being considered a common stock equivalent in computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

OPERATING RESULTS

COMPARISON OF FISCAL YEAR 1996 TO FISCAL YEAR 1995

         Total Net Sales. Total net sales increased 6.0% from $70,192,000 in fiscal 1995 to $74,381,000 in fiscal 1996. Printer sales constituted 31.0% and 24.8%, respectively, of total net sales in fiscal 1995 and fiscal 1996. Consumable supplies and spare parts sales constituted 69.0% and 75.2%, respectively, of total net sales in fiscal 1995 and fiscal 1996.

         Printers. Printer sales decreased by 15.2% from $21,736,000 in fiscal 1995 to $18,436,000 in fiscal 1996. The decreases in sales revenue and unit volumes are primarily the result of lower sales to IBM. This was due in large part to a decision by IBM in fiscal 1995 to purchase competition's 30 ppm printer. Total unit sales of printers to IBM declined from 825 units and revenue of $5,318,000 in fiscal 1995 to 162 units and revenue of $1,228,000 in fiscal 1996. This reduction in printer revenue was partially offset by increased unit sales of the K40D printer. OEM printer revenue totaled $16,418,000 in fiscal 1995, increasing 4.8% to $17,208,000 in fiscal 1996.

         Consumable Supplies and Spare Parts Sales. Consumable supplies and spare parts sales increased 15.5% from $48,456,000 in fiscal 1995 to $55,945,000 in fiscal 1996. The Company's consumable supplies sales for higher speed printers, which use more consumable supplies, more than offset the decline in spare parts sales to IBM caused by their reduced printer purchases.

         Gross Profit. Gross profit increased by 37.9% from $21,743,000 in fiscal year 1995 to $29,973,000 in fiscal 1996. The gross margin increased from 31.0% to 40.3% in the same period. The increase in dollars and as a percentage of sales is primarily due to the significant increase in sales of the higher margin K40D printer as well as reduced manufacturing and material costs as the Company completed the movement of supplies manufacturing from Japan to the United States. This increase was attributable to a lesser extent to an increase in higher margin supplies sales and to an increase in consumable supplies sales as a percentage of total net sales.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.4% from $9,980,000 in fiscal year 1995 to $10,521,000 in fiscal year 1996. This increase was due primarily to increases in salary and profit-sharing payout.

         Research and Development Expenses. Research and development expenses increased 15.3% from $5,357,000 in fiscal 1995 to $6,175,000 in fiscal 1996.
This increase was due to the expenses associated with the continued development of the KW60 product line.

         Interest Expense and Other Income (Expense). Interest expense and other income (expense) decreased from $445,000 of expense in fiscal 1995 to $188,000 of income in fiscal 1996. Net interest expense at June 30, 1995 was $497,000, while at June 30, 1996 net interest income of $267,000 was realized as a result of greater cash available for investment, as well as reduction of debt obligations. Other income (expense) decreased primarily due to all customers who previously paid in yen now paying in U.S. dollars during this period, which results in no foreign exchange gain.

         Income Tax Expense. Income tax expense for fiscal 1995 was $926,000, or an effective tax rate of 15.5%, as a result of the utilization of available net operating loss carryforwards which offset taxable income. Income tax expense for fiscal 1996 was $363,000, or an effective rate of 2.7%, due to recognition of a deferred tax asset of $3,656,000 in the period. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 6 of the notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

         As of June 30, 1996, the Company has utilized all of its net operating loss and tax credit carryforwards. Therefore, management anticipates that its future net income will be less than its historical net income because of its future effective tax rate will approximate 40% compared to an effective tax rate of 2.7% and 15.5% in fiscal 1996 and 1995, respectively. The following table summarizes the adjusted pro forma effect to net income per common share assuming the Company had an effective tax rate of 40% for fiscal 1996, 1995 and 1994 and assuming the payment of the Excess Liquidation Preference ("ELP").

         ELP was a one-time dividend paid to holders of Senior Convertible Preferred Stock during the Company's IPO.

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                              ----------------------------
                                                                               1996                  1995
                                                                               ----                  ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pre-tax income                                                                  $13,465             $5,961
    ELP                                                                           1,352              1,479
    Income tax expense                                                            5,386              2,384
                                                                                -------             ------
Adjusted pro forma net income applicable to common stockholders                 $ 6,727             $2,098
                                                                                =======             ======

Adjusted pro forma net income per common share                                  $  1.24             $ 0.41
                                                                                =======             ======
Pro forma weighed average common and
    common equivalent shares outstanding                                          5,406              5,099
                                                                                =======             ======

COMPARISON OF FISCAL YEAR 1995 TO FISCAL YEAR 1994

        Total Net Sales. Total net sales decreased by 11.0% from $78,867,000 in fiscal 1994 to $70,192,000 in fiscal 1995. Printer sales constituted 36.6% and 31.0%, respectively, of total net sales in fiscal 1994 and fiscal 1995. Consumable supplies and spare parts sales constituted 63.4% and 69.0%, respectively, of total net sales in fiscal 1994 and fiscal 1995.

        Printers. Printer sales decreased by 24.8% from $28,891,000 in fiscal 1994 to $21,736,000 in fiscal 1995. Total unit sales of printers decreased by 34.0% from 4,316 units in fiscal 1994 to 2,849 units in fiscal 1995. The decrease in revenue was the result of lower sales to IBM in fiscal 1995 due to a decision by IBM to purchase a competitor's printer and to IBM's large inventory of Kentek products at fiscal year-end 1994. Net printer sales to IBM decreased by 66.3% from $15,764,000 in fiscal 1994 to $5,318,000 in fiscal 1995. Total unit sales of printers to IBM decreased by 68.9% from 2,652 units for fiscal 1994 to 825 units for fiscal 1995. These decreases were partially offset by an increase in printer sales to other OEMs.

        Consumable Supplies and Spare Parts Sales. Consumable supplies and spare parts sales decreased by 3.0% from $49,976,000 in fiscal 1994 to $48,456,000 in fiscal 1995. The decreased sales were due primarily to significantly lower spare parts sales to IBM. Spare parts sales to IBM declined by 54.9% from $9,196,000 in fiscal 1994 to $4,145,000 in fiscal 1995.
The higher sales in fiscal 1994 were due to one-time parts stocking orders as IBM introduced the Company's K30 printer and the purchase by IBM of high-capacity paper inputs and outputs to sell with its K30 printers. During this period, sales of consumable supplies and spare parts to customers other than IBM or Lexmark increased by 9.0%, from $20,293,000 in fiscal 1994 to $22,121,000 in fiscal 1995.

        Gross Profit. Gross profit decreased by 13.3% from $25,081,000, or 31.8% of total net sales, in fiscal 1994, to $21,743,000, or 31.0% of total net sales, in fiscal 1995. The decrease in absolute dollars was primarily due to lower printer sales volumes. This decrease was offset in part by the Company's ability to maintain a stable gross margin because the reduction in sales between these periods was mainly in lower margin products sold to IBM and because of a reduction in costs due to the Company's transfer of substantially all of its supplies manufacturing assembly from Japan to the United States.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively stable from $9,920,000, or 12.6% of total net sales, in fiscal 1994 to $9,980,000, or 14.2% of total net sales, in fiscal 1995. Increases in legal and accounting expenses associated with the Company's efforts to raise capital were offset by lower profit sharing payouts and a reduction in its bad debt reserve.

        Research and Development Expenses. Research and development expenses increased by 4.3% from $5,135,000, or 6.5% of total net sales, in fiscal 1994 to $5,357,000, or 7.7% of total net sales, in fiscal 1995. The increase was due primarily to increased mechanical engineering staff and expenditures on prototype materials for the development of the KW60 printer.

        Interest Expense and Other Income (Expense). Interest expense and other income (expense) increased by $375,000, from $70,000 in fiscal 1994 to $445,000 in fiscal 1995. The increase was due primarily to a one-time charge in 1995 of $325,000 to settle patent litigation and a decrease in foreign currency exchange gains of $330,000, from $668,000 in fiscal 1994 to $338,000 in fiscal 1995 due to fewer customers paying Kentek in Japanese yen. These declines were offset by an increase in miscellaneous income of $196,000, from $157,000 of expense in fiscal 1994, attributable primarily to losses associated with the disposal of obsolete fixed assets, to $39,000 of income in fiscal 1995. The reduction in other income was offset somewhat by a decrease in net interest expense of $84,000, from $581,000 in fiscal 1994 to $497,000 in fiscal 1995.
Actual interest expense was unchanged, while interest income increased as a result of greater cash balances.

        Income Tax Expense. Income tax expense increased by $617,000 from $309,000, or an effective tax rate of 3.1% in fiscal 1994 to $926,000, or an effective rate of 15.5% in fiscal 1995. This increase was because the Company had less net operating loss carryforwards to offset income in fiscal 1995 ($7,249,000) than it had in fiscal 1994 ($16,550,000).

INTERNATIONAL SALES

        Direct sales to customers not located in the United States represented 11.8%, 12.0% and 16.7% of the Company's total net sales in fiscal years 1996, 1995 and 1994, respectively. Substantially all of the sales made by the Company in international markets are priced in dollars to eliminate currency risk. The Company's international sales are concentrated in Europe, and for the year ended June 30, 1996, 44.0% and 24.4%, respectively, of such sales were to customers located in Germany and The Netherlands. The Company believes that its recent decline in international printer sales is primarily attributable to a change in practice by certain OEM customers to purchase more products in the United States for resale abroad.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations historically through internally generated cash, subordinated debt and equity financing, and bank borrowings.
On April 17, 1996, the Company completed an initial public offering "IPO". The Company received net proceeds from the sale of its Common Stock of $15,623,000 after deducting underwriting discounts and commission, offering expenses totaling $1,977,000, and from the net proceeds the Company paid the Excess Liquidation Preference of $4,152,000 on the Company's Senior Convertible Preferred Stock ("SCPS").

    Changes in cash and cash equivalents during fiscal 1996 resulted in a net increase of $19,603,000 as compared to an increase during fiscal 1995 of $2,358,000. The primary factors for this increase were the net proceeds of $15,623,000, offset by the payment of ELP of $4,152,000 from the Company's IPO in April 1996, as well as $8,405,000 less cash being used in financing activities to reduce debt obligations in fiscal 1996 and a reduction in equipment purchases of $926,000, offset in part by a $1,299,000 decrease in net cash provided by operations. The primary factors for the decrease in cash provided by operations were recognition of a deferred tax asset of $3,656,000 as well as an increase in inventory. These factors were partially offset by a decrease in accounts payable due to the reduced cost of manufacturing in the U.S. as compared with Japan.

    Changes in cash and cash equivalents during fiscal 1995 resulted in a net increase of $2,358,000 compared to a net increase during fiscal 1994 of $1,086,000. The primary factors for this increase were $10,590,000 more cash provided from operations as a result of increases in payments received against accounts receivable and reductions of inventory levels and a $631,000 effect of exchange rate changes on cash. Offsetting these factors were $5,955,000 more reductions in debt obligations and $4,005,000 less in proceeds from sale of stock during fiscal 1995, as compared to fiscal 1994.

        As the Company prepares to manufacture its KW60 printer, it anticipates that cash used in investing activities will increase by approximately $8,000,000.

        The Company has two sources of bank financing. The first, a $9,000,000 asset-based line of credit with Colorado National Bank, is renewable annually and is secured by substantially all of Kentek's assets located in the United States. As of June 30, 1996, the Company had no outstanding balance under this loan. The available loan amount is the lesser of $9,000,000 or up to 80% of eligible accounts receivable plus the lesser of 25% of eligible inventory or $1,500,000. The second is a short term yen-denominated loan, which was due in July 1996, with Dai-Ichi Kangyo Bank ("DKB") in Tokyo, Japan. The Company is currently renegotiating this loan with DKB and feels confident that it will be renewed at reasonable terms and conditions. The loan is secured principally by a facility owned by the Company in Tama, Japan. As of June 30, 1996, a total of Y544,144,000, or $4,959,000 at a yen-dollar exchange rate of 109.73, was outstanding under this loan.

        At June 30, 1996 the Company had recorded a $3,656,000 net deferred tax asset. The Company has determined that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. This determination is based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, the Company's movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen. Management plans to reevaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. As a result of the nature of these temporary differences, $906,000 of the deferred tax asset at June 30, 1996 is classified as non-current. The non- current portion is attributable to property and equipment. At June 30, 1995, a valuation allowance equal to the deferred tax asset of $4,746,000 had been recorded because management had not been able to determine at the time the financial statements for such periods were prepared that it was more likely than not that the Company would generate sufficient taxable income in future periods to realize the benefit of the deferred tax asset. The Company based its assessment at June 30, 1995 primarily on the recurring operating losses in recent years prior to the fiscal year ended June 30, 1994, the decline in revenue associated with losing IBM as its principal customer and the fact that Kentek's contractual relationship with its customers do not require the customers to make quantity purchase commitments in advance of shipment orders. Other factors included the pending introduction by Hewlett-Packard of a competing printer and the strengthening yen against the dollar at the time the Company made its assessment.

        Financial information about taxes on income is presented in Note 6 of the notes to consolidated financial statements which appear elsewhere in this Form 10-K.

        The Company believes that funds from operations, together with its bank lines and the net proceeds of its IPO, will be sufficient to meet the Company's cash requirements for at least twelve months from the date of this Form 10-K.

        The Company paid an annual cash dividend to holders of record of its Common Stock at August 8, 1996 of $.02 per share for the quarter ended June 30, 1996.

FOREIGN CURRENCY EXCHANGE

        The Company has sizable operations in Japan, and as a result, operating expenses and production costs are dependent on dollar-yen exchange rates. As the yen strengthens in relation to the dollar, Kentek's manufacturing costs and operating expenses in Japan increase, thereby adversely affecting results of operations. Kentek has a currency risk sharing arrangement with its major customers which mitigates, but does not eliminate, currency risk. The Company has taken steps to reduce this exposure by relocating approximately one-half of its manufacturing operations to the U.S. and plans to manufacture its KW printers and consumable supplies in the United States. In addition, certain of the Company's contracts with its customers contain pricing schedules that are designed to share any financial benefit or burden arising from fluctuations in the yen equally between Kentek and the customer. Currently, these schedules apply primarily to printers and spare parts, whereas most supplies are sold at fixed prices.

NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain unidentifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of SFAS No. 121 by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then SFAS No. 123 requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                                       PAGE
                                                                                                                       ----
Report of Independent Certified Public Accountants                                                                      F-2
Consolidated Balance Sheets as of June 30, 1996 and 1995                                                                F-3
Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994                                      F-4
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994                        F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994                                  F-6
Summary of Accounting Policies                                                                                          F-7
Notes to Consolidated Financial Statements                                                                              F-9
Report of Independent Certified Public Accountants on Financial Statement Schedule                                     F-14
Schedule II - Valuation and Qualifying Accounts                                                                        F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado

    We have audited the accompanying consolidated balance sheets of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentek Information Systems, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                  BDO SEIDMAN, LLP



Los Angeles, California
August 9, 1996

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)


                                ASSETS (Note 2)

                                                                                             JUNE 30,
                                                                                      ---------------------
                                                                                      1996             1995
                                                                                      ----             ----
Current assets:
  Cash and cash equivalents                                                          $25,992          $ 6,389
  Accounts receivable, less allowance for possible losses of
    $627 and $686                                                                      7,098            7,822
  Inventories (Note 1)                                                                13,868           12,613
  Other                                                                                  615              642
  Property held for sale                                                               5,955            7,716
  Deferred income taxes (Note 6)                                                       2,750              ---
                                                                                     -------          -------
      Total current assets                                                            56,278           35,182
                                                                                     -------          -------
Property and equipment (Note 3):
  Land and buildings                                                                     122              158
  Tooling                                                                             11,536           18,629
  Furniture, fixtures and equipment                                                    6,607            6,983
  Leasehold improvements                                                                 465              496
                                                                                     -------          -------
                                                                                      18,730           26,266
Less accumulated depreciation and amortization                                        17,099           23,551
                                                                                     -------          -------
                                                                                       1,631            2,715
Deposits and other (Notes 3 and 6)                                                     2,336            1,814
                                                                                     -------          -------
      Total assets                                                                   $60,245          $39,711
                                                                                     =======          =======

                                               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             JUNE 30,
                                                                                        -------------------
                                                                                        1996           1995
                                                                                        ----           ----
Current liabilities:
  Accounts payable                                                                    $ 4,145         $ 6,399
  Accrued expenses:
    Income taxes                                                                        1,334             594
    Bonus                                                                                 860             288
    Other                                                                               2,044           2,294
  Current maturities of long-term debt (Note 3)                                         5,035             101
                                                                                      -------         -------
      Total current liabilities                                                        13,418           9,676
Long-term debt (Note 3)                                                                   115           6,651
Other                                                                                     545             700
                                                                                      -------         -------
      Total liabilities                                                                14,078          17,027
                                                                                      -------         -------
Commitments and contingencies (Notes 8 and 11)
Stockholders' equity (Notes 4 and 5):
  Senior convertible preferred stock, $.05 par--shares authorized,  0 and 14,000;
    shares outstanding,  0 and 11,005                                                      --             550
  Convertible preferred stock, $.01 par--shares authorized,
    0 and 16,000; shares outstanding,  0 and 1,785                                         --              18
  Preferred stock, $.01 par-shares authorized 2,000,000; 0 shares outstanding              --              --
  Common stock, $.01 par--shares authorized, 12,000 and 10,000; shares
    outstanding, 6,825 and 836                                                             68               8
  Additional paid-in capital                                                           43,463          31,484
  Foreign currency translation adjustment                                                (549)            541
  Retained earnings (accumulated deficit)                                               3,185          (9,917)
                                                                                      -------         -------
      Total stockholders' equity                                                       46,167          22,684
                                                                                      -------         -------
      Total liabilities and stockholders' equity                                      $60,245         $39,711
                                                                                      =======         =======

         See accompanying summary of accounting policies and notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                           YEAR ENDED JUNE 30,
                                                      --------------------------------------------------------
                                                      1996                       1995                     1994
                                                      ----                       ----                     ----
Net sales (Notes 7 and 12):
    Printers                                          $18,436                   $21,736                  $28,891
    Consumable supplies and spare parts                55,945                    48,456                   49,976
                                                      -------                   -------                  -------
Total net sales                                        74,381                    70,192                   78,867
Cost of sales                                          44,408                    48,449                   53,786
                                                      -------                   -------                  -------
Gross profit                                           29,973                    21,743                   25,081
                                                      -------                   -------                  -------

Operating expenses:
    Selling, general and administrative                10,521                     9,980                    9,920
    Research and development                            6,175                     5,357                    5,135
                                                      -------                   -------                  -------
Total operating expenses                               16,696                    15,337                   15,055
                                                      -------                   -------                  -------

Operating income                                       13,277                     6,406                   10,026
Other income (expense) (Note 9)                           188                      (445)                     (70)
                                                      -------                   -------                  -------

Income before income taxes                             13,465                     5,961                    9,956
Income tax expense (Note 6)                               363                       926                      309
                                                      -------                   -------                  -------

Net income                                            $13,102                   $ 5,035                  $ 9,647
                                                      =======                   =======                  =======

Net income applicable to common stockholders          $11,750                   $ 3,556                  $ 8,326
                                                      =======                   =======                  =======

Pro forma net income per common share                 $  2.42                   $  0.99
                                                      =======                   =======

Weighted average common
    and common equivalent shares outstanding            5,406                     5,099
                                                      =======                   =======


         See accompanying summary of accounting policies and notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                  (THOUSANDS)


                                                     SENIOR CONVERTIBLE           CONVERTIBLE
                                                      PREFERRED STOCK           PREFERRED STOCK               COMMON STOCK
                                                     -----------------        --------------------          ----------------
                                                     SHARES     AMOUNT        SHARES        AMOUNT          SHARES    AMOUNT
                                                     ------     ------        ------        ------          ------    ------
BALANCE, AT JULY 1, 1993                             11,000     $  550        1,785          $ 18            836       $ 8

   Sale of senior convertible preferred stock             5         --           --            --             --        --
   Foreign currency translation
       adjustment                                        --         --           --            --             --        --

   Net income for the period                             --         --           --            --             --        --
                                                    -------     ------       ------          ----          -----       ---

BALANCE, AT JUNE 30, 1994                            11,005        550        1,785            18            836         8

   Foreign currency translation
       adjustment                                        --         --           --            --             --        --

   Net income for the period                             --         --           --            --             --        --
                                                    -------     ------       ------          ----          -----       ---

BALANCE, AT JUNE 30, 1995                            11,005        550        1,785            18            836         8

   Conversion of preferred  stock
       to common (Note 4)                           (11,005)      (550)      (1,785)          (18)         3,789        38

   Sale of common stock, net of offering
       costs (Note 4)                                                            --            --          2,200        22

   Payment of excess liquidation preference
       on preferred stock conversion (Note 4)            --         --           --            --             --        --

   Foreign currency translation
       adjustment                                        --         --           --            --             --        --

   Net income for the
       period                                            --         --           --            --             --        --
                                                   --------     ------       ------          ----          -----       ---

BALANCE, AT JUNE 30, 1996                                --     $   --           --          $ --          6,825       $68
                                                   ========     ======       ======          ====          =====       ===


                                                                      FOREIGN             RETAINED
                                                   ADDITIONAL        CURRENCY             EARNINGS
                                                    PAID-IN         TRANSLATION        (ACCUMULATED
                                                    CAPITAL         ADJUSTMENT            DEFICIT)
                                                   --------         ----------         ------------
BALANCE, AT JULY 1, 1993                           $31,479           $(1,224)            $(24,599)

   Sale of senior convertible preferred stock            5                --                   --
   Foreign currency translation
       adjustment                                       --              (126)                  --

   Net income for the period                            --                --                9,647
                                                   -------           -------             --------

BALANCE, AT JUNE 30, 1994                           31,484            (1,350)             (14,952)

   Foreign currency translation
       adjustment                                       --             1,891                   --

   Net income for the period                            --                --                5,035
                                                   -------           -------             --------


BALANCE, AT JUNE 30, 1995                           31,484               541               (9,917)

   Conversion of preferred  stock
       to common (Note 4)                              530                --                   --

   Sale of common stock, net of offering
       costs (Note 4)                               15,601                --                   --

   Payment of excess liquidation preference
       on preferred stock conversion (Note 4)       (4,152)               --                   --

   Foreign currency translation
       adjustment                                       --            (1,090)                  --
                                                   -------           -------             --------
   Net income for the
       period                                           --                --               13,102
                                                   -------           -------             --------

BALANCE, AT JUNE 30, 1996                          $43,463           $  (549)            $  3,185
                                                   =======           =======             ========



  See accompanying summary of accounting policies and notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (THOUSANDS)


                                                                                   YEAR ENDED JUNE 30,
                                                                     ------------------------------------------------
                                                                     1996                 1995                   1994
                                                                     ----                 ----                   ----
OPERATING ACTIVITIES:
    Net income                                                      $13,102              $5,035                $ 9,647
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                1,648               1,818                  1,465
         Loss on disposal of  property and equipment                    191                 130                     --
         Benefit for deferred income taxes                           (3,656)                 --                     --
    Changes in operating assets and liabilities:
         Accounts receivable                                            724               7,751                 (8,179)
         Inventories                                                 (2,122)              1,589                 (6,369)
         Other current assets                                           129                 678                   (241)
         Other assets                                                  (181)                140                  1,269
         Accounts payable and accrued expenses                         (118)             (6,125)                 2,834
                                                                    -------              ------                -------

Net cash provided by operating activities                             9,717              11,016                    426
                                                                    -------              ------                -------

INVESTING ACTIVITIES:
    Purchase of equipment                                              (832)             (1,758)                (1,769)
    Proceeds from sale of equipment                                      12                  --                     --

Net cash used in investing activities                                  (820)             (1,758)                (1,769)
                                                                    -------              ------                -------

FINANCING ACTIVITIES:
    Net payment of loans and notes payable                               --              (7,730)                (1,979)
    Principal payments of long-term debt                                (85)               (760)                  (556)
    Proceeds from sale of stock                                      17,600                  --                  4,005
    Payment for offering costs                                       (1,977)                 --                     --
    Payment of excess liquidation preference on preferred stock      (4,152)                 --                     --
                                                                    -------              ------                -------

Net cash provided by (used in) financing activities                  11,386              (8,490)                 1,470
                                                                    -------              ------                -------

Effect of exchange rate changes on cash                                (680)              1,590                    959
                                                                    -------              ------                -------

Net increase in cash and cash equivalents                            19,603               2,358                  1,086
Cash and cash equivalents, at beginning of year                       6,389               4,031                  2,945
                                                                    -------              ------                -------

Cash and cash equivalents, at end of year                           $25,992              $6,389                $ 4,031
                                                                    =======              ======                =======





         See accompanying summary of accounting policies and notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Kentek Information Systems, Inc. (the "Company") is a leading supplier of mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company was incorporated under the laws of the State of Delaware in 1981.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's principal subsidiary, Nippon Kentek Kaisha Ltd., a Delaware corporation ("Nippon Kentek"), is engaged in research and development and manufacturing-related activities in Japan. The accompanying consolidated financial statements include the accounts of Nippon Kentek. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    In addition, Management has estimated reserves for inventory obsolescence, uncollectible accounts receivable and warranty reserves based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves will change within a year, and the effect of the change could be material to the consolidated financial statements.

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash balances in excess of the insurance provided by federal insurance authorities, cash equivalents and accounts receivable.

    The Company's cash equivalents are placed with a major financial institution and are primarily invested in investment grade commercial paper with an average original maturity of three months or less and money market accounts. Concentrations of credit risk with respect to accounts receivable are limited due to generally short payment terms and the customers' dispersion across geographic areas. The Company performs ongoing credit evaluation of its customers financial condition and generally requires no collateral from its customers.

INVENTORIES

    Inventories are valued at the lower of cost (determined primarily by the weighted moving average method) or market.

PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method for tooling and accelerated methods for substantially all other assets over the following estimated useful lives:

                                                                                                                  YEARS
                                                                                                                  -----
         Tooling                                                                                                      3
         Furniture, fixtures and equipment                                                                          3-7
         Leasehold improvements                                                                           Term of Lease

    Property held for sale is stated at the lower of cost or net realizable value and includes certain facilities and land held for sale which the Company had concluded are not needed for ongoing operations.

INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

FOREIGN CURRENCY TRANSLATION

    The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in stockholders' equity.

REVENUE RECOGNITION

         Sales of printers and consumable supplies are recorded upon shipment to customers.

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS

         For the years ended June 30, 1996, 1995 and 1994, net income has been reduced by the Excess Liquidation Preference ("ELP") (Note 4) attributable to the Senior Convertible Preferred Stock ("SCPS") totaling $1,352,000, $1,479,000 and $1,321,000 respectively, in computing net income applicable to common stockholders.

PRO FORMA NET INCOME PER COMMON SHARE

         Historical per share information for the year ended June 30, 1994 is not considered relevant as it would differ materially from the per share data for the years ended June 30, 1996 and 1995 given the significance of the SCPS not being considered a common stock equivalent in computing primary earnings per share.

         Pro forma net income per share is computed using net income applicable to common stockholders increased by the ELP attributable to the year and the weighted average number of common (1,258,000 and 836,000 shares as of June 30, 1996 and 1995) and common equivalent shares outstanding after reflecting a 1 for 4.5 reverse stock split effected immediately prior to the IPO. Common equivalent shares include convertible preferred stock which was converted into common stock at the completion of the Company's IPO (3,789,000 shares as of June 30, 1996 and 1995) Note 4) and those shares issuable upon the assumed exercise of dilutive stock options as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (359,000 and 474,000 shares as of June 30, 1996 and 1995).
Pursuant to SAB No. 83, options granted within one year of the IPO which have an exercise price less than the IPO price are treated as outstanding for all periods presented. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the IPO price.

CASH EQUIVALENTS

         The Company considers cash, money market accounts and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

         Substantially all of these notes bear interest at a floating rate of interest based upon the lending institutions prime lending rate. Accordingly, the fair value approximates their reported carrying amounts at June 30, 1996, 1995 and 1994.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

RECLASSIFICATIONS

         Certain reclassifications have been made to the accompanying 1995 and 1994 financial statements to conform to current year presentation.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INVENTORIES

         Inventories consisted of the following:

                                                                                       JUNE 30,
                                                                               -------------------------
                                                                               1996                 1995
                                                                               ----                 ----
                                                                                     (THOUSANDS)
Finished printers, consumable supplies and spare parts                        $ 6,183             $ 5,655
Raw materials                                                                   7,685               6,958
                                                                              -------             -------
                                                                              $13,868             $12,613
                                                                              =======             =======

2. REVOLVING CREDIT AGREEMENT

         The Company has a revolving line-of-credit agreement with a bank, which expires October 31, 1996. The available loan amount is the lesser of $9,000,000 or up to 80% of eligible accounts receivable plus an amount up to the lesser of 25% of eligible inventory or $1,500,000, as defined by the agreement. The line-of-credit agreement provides for interest at the bank's prime rate. The agreement is collateralized by all of the Company's business assets located in the United States. In addition, the Company must meet certain financial ratio requirements under the terms of the agreement. At June 30, 1996 and 1995, no amounts were drawn on the line-of-credit.

         Maximum and average borrowings and weighted average interest rate on short term borrowings during each of the two years ended June 30, 1996 and 1995 are as follows:

                                                                                 1996             1995
                                                                                 ----             ----
         Maximum borrowings outstanding at month-end                            $  --           $3,541
         Average borrowings outstanding                                         $  --           $  506
         Weighted average interest rate                                            --             9.25%

3.  LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                                                        JUNE 30,
                                                                               --------------------------
                                                                               1996                  1995
                                                                               ----                  ----
                                                                                      (THOUSANDS)
Bank loan - 3.35% - 4.1%, due July, 1996                                       $4,959               $6,424
Obligations under capital lease                                                   171                  294
Other                                                                              20                   34
                                                                               ------               ------
                                                                                5,150                6,752
Less current maturities                                                         5,035                  101
                                                                               ------               ------
                                                                               $  115               $6,651
                                                                               ======               ======

         Guarantee deposits of $659,000, included in deposits and other, land and buildings having a net book value of $3,397,000 included in property held for sale, and the common stock of a subsidiary of Nippon Kentek of $547,000, are pledged as collateral for long-term debt aggregating $4,959,000 as of June 30, 1996.

         As of June 30, 1996, future maturities of long-term debt and net minimum lease payments under the capital lease obligations are as follows:

                                                                               CAPITAL        LONG-TERM
                                                                                LEASE           DEBT           TOTAL
                                                                                -----           ----           -----
                                                                                             (THOUSANDS)
1997                                                                             $ 86           $4,959         $5,045
1998                                                                               54                3             57
1999                                                                               42                5             47
2001                                                                                9                2             11
                                                                                 ----           ------         ------
Total payments                                                                    191            4,969          5,160
Less amounts representing interest                                                 10               --             10
                                                                                 ----           ------         ------
Principal payments                                                                181            4,969          5,150
Less current maturities                                                            76            4,959          5,035
                                                                                 ----           ------         ------
Total long-term obligations                                                      $105           $   10         $  115
                                                                                 ====           ======         ======

         The balance in property and equipment at June 30, 1996 and 1995 includes equipment under capital leases with a total cost of $276,000 and $420,000 and accumulated depreciation of $214,000 and $335,000.

4.  CAPITAL STOCK

    The equity accounts of the Company have been retroactively adjusted to reflect a 1-for-4.5 reverse stock split of the common stock which was effective immediately prior to April 17, 1996, the effective date of the Registration Statement and the authorization of 2,000,000 additional shares of common stock. All references in the consolidated financial statements with regard to share and per share amounts have been calculated giving retroactive effect to the 1-for-4.5 reverse stock split.

    On April 17, 1996, the Company completed its IPO of 2,200,000 shares at $8 per share. The Company sold 2,200,000 shares and an additional 300,000 were sold by non-management stockholders. An additional 375,000 shares were sold by non-management stockholders to cover over-allotments 30 days after the IPO.
The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

    Effective immediately prior to the IPO, the outstanding SCPS and Convertible Preferred Stock ("CPS") were converted into common stock and the SCPS and CPS authorized shares were canceled. The SCPS was voting and had a primary liquidation preference of $1 per share, plus the aggregate amount of the ELP. ELP accrued on the SCPS at an annual rate of 12%. On April 23, 1996, the ELP of approximately $4,152,000 was paid to SCPS holders, and the shares were converted into common stock at a conversion rate of 1.3869245 per share.


5.  STOCK OPTIONS

        On February 8, 1996, the Company amended its 1992 Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase up to a total of 750,000 shares of common stock of the Company. As of June 30, 1996, the number of options exercisable were 424,665 and options for 68,998 shares of common stock were still available under the Plan.

The following is a summary of the Plan stock option activity:

                                                                                                OPTION PRICE
                                                                                               --------------
Options outstanding at July 1, 1993                                       162,188              $1.44 to $2.00
    Options canceled and expired                                         (162,188)             $1.44 to $2.00
    Options granted                                                       367,034              $3.24 to $6.49
                                                                         --------              --------------
Options outstanding at June 30, 1994                                      367,034              $3.24 to $6.49
    Options granted                                                        24,811                       $6.49
    Options canceled and expired                                          (47,733)             $3.24 to $6.49
                                                                         --------              --------------
Options outstanding at June 30, 1995                                      344,112              $3.24 to $6.49
    Options granted                                                       378,575              $6.49 to $8.38
    Options canceled and expired                                          (41,685)             $3.24 to $6.49
                                                                         --------              --------------
Options outstanding at June 30, 1996                                      681,002              $3.24 to $8.38
                                                                         ========              ==============


6.  TAXES ON INCOME

        Taxes on income consisted of the following:

                                                                                YEAR ENDED JUNE 30,
                                                                      --------------------------------------
                                                                      1996             1995             1994
                                                                      ----             ----             ----
                                                                                    (THOUSANDS)
Current expense:
    Federal                                                         $ 3,273          $   845          $   232
    State                                                               746               51               77
    Foreign                                                              --               30               --
                                                                    -------          -------          -------
                                                                      4,019              926              309
                                                                    -------          -------          -------
Deferred expense (benefit):
    Federal                                                           1,035            1,632            3,249
    State                                                                55              210              304
                                                                    -------          -------          -------
                                                                      1,090            1,842            3,553
Valuation allowance(1)                                               (4,746)          (1,842)          (3,553)
                                                                    -------          -------          -------
                                                                     (3,656)              --               --
                                                                    -------          -------          -------
Income tax expense                                                  $   363          $   926          $   309
                                                                    =======          =======          =======

(1) Reduction of valuation allowance for the year ended June 30, 1996 due to the tax benefit of the deferred tax asset expected to be realized against taxable income in the future periods and for the years ended June 30, 1995 and 1994 due to utilization of net operating loss carryforward and tax credits.

    The components of the net deferred tax asset are shown below:

                                                                                                       JUNE 30,
                                                                                                ----------------------
                                                                                                1996              1995
                                                                                                ----              ----

(THOUSANDS)
Research and development tax credits                                                           $   --           $   821
Inventories                                                                                     1,740             1,214
Accrued expenses and other                                                                        654               758
Property and equipment                                                                          1,018               716
Accounts receivable allowance                                                                     244               254
Alternative minimum tax credits                                                                    --               983
Valuation allowance                                                                                --            (4,746)
                                                                                               ------           -------
Net deferred tax asset                                                                         $3,656           $    --
                                                                                               ======           =======

    A valuation allowance equal to the deferred tax asset was recorded at June 30, 1994 and 1995, as management of the Company was not able to determine that it is more likely than not that the deferred tax asset would be realized. The Company based its assessment at June 30, 1994 primarily on the recurring operating losses in recent years prior to the fiscal year ended June 30, 1994, the decline in revenue associated with losing IBM as its principal customer and the fact that Kentek's contractual relationships with its customers generally do not require the customers to make quantity purchase commitments in advance of shipment orders. The Company based its assessment at June 30, 1995 on the continuance of the negative factors mentioned with respect to the prior fiscal year and on the pending introduction by Hewlett-Packard of a competing printer and the strengthening yen against the dollar at the time the Company made its assessment.

    The net deferred tax asset $3,656,000 at June 30, 1996 is realizable as the Company has determined, based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, its movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen, that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. Management plans to re-evaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. Components of the net deferred tax asset, other than property and equipment, primarily reverse annually. As a result of the nature of these temporary differences, $906,000 of the net deferred tax asset at June 30, 1996 is classified as non-current. The non-current portion which is included in deposits and other assets is attributable to property and equipment.

    A reconciliation of the effective tax rates to the federal statutory rate is shown below:

                                                                                          YEAR ENDED JUNE 30,
                                                                                ---------------------------------------
                                                                                1996              1995             1994
                                                                                ----              ----             ----
                                                                                              (THOUSANDS)
Federal income tax computed at statutory rate                                 $ 4,578           $ 2,027          $ 3,385
Reduction of valuation allowance                                               (4,746)           (1,842)          (3,553)
Alternative minimum tax                                                            --               773              210
Other temporary differences                                                       531               (32)             267
                                                                              -------           -------          -------
Tax expense                                                                   $   363           $   926          $   309
                                                                              =======           =======          =======

7.  SALES TO PRINCIPAL CUSTOMERS

  Transactions

    Sales to customers and their affiliates which exceeded 10% of total net sales are shown below:

                                                                                             YEAR ENDED JUNE 30,
                                                                                 ------------------------------------------
                                                                                 1996               1995               1994
                                                                                 ----               ----               ----
Customer A                                                                         6%                14%               32%
Customer B                                                                        32                 32                26
Customer C                                                                        16                 12                 7
Customer D                                                                        10                  8                 4
Customer E                                                                        10                  5                 0

8.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

  Operating Leases

         The Company leases office and warehouse space under operating leases expiring at various dates through the year 2001. Rent expense for the years ended June 30, 1996, 1995 and 1994 was $980,000, $1,106,000 and $1,115,000.
Future minimum lease payments under operating leases are as follows:

      YEAR ENDING
       JUNE 30,                                                                              (THOUSANDS)
       --------                                                                              -----------
         1997                                                                                   $  623
         1998                                                                                      613
         1999                                                                                      458
         2000                                                                                        6
         2001                                                                                        2
                                                                                                ------
                                                                                                $1,702
                                                                                                ======

  Employment Agreement

         On April 1, 1989, the Company entered into an Employment Agreement with the President and Chief Executive Officer. The Employment Agreement, as amended, provides for an annual salary of $241,500, an annual bonus equal to 1.5% of the Company's pre-tax profits for each fiscal year and automobile allowance of $800 per month. The Employment Agreement can be terminated by the Company by written notice at any time and in such event, the President and Chief Executive Officer is entitled to a monthly severance payment equal to his then current monthly salary for a period of six months after such termination. In addition, the President and Chief Executive Officer is obligated not to solicit any employees to leave employment of the Company for a period of three years after termination of his employment. As of June 30, 1996, 1995 and 1994 bonuses of approximately $202,000, $149,000 and $80,000 have been recorded and are included in other accrued expenses.

  Profit-Sharing Plan

         The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the second year of service. During the years ended June 30, 1996, 1995 and 1994 the Company's contributions to the plan were $53,000, $103,000 and $87,000.

  Related Party Transactions

         Consulting services are provided to the Company by the Chairman of the Board of Directors. Consulting expense for these services for the years ended June 30, 1996, 1995 and 1994 were approximately $78,000, $87,500 and $79,400.

9.  OTHER INCOME (EXPENSE)

         Other income (expense) consisted of the following:

                                                                          YEAR ENDED JUNE 30,
                                                                --------------------------------------
                                                                1996             1995             1994
                                                                ----             ----             ----
                                                                             (THOUSANDS)
Interest expense                                              $  (253)         $  (844)          $ (842)
Litigation settlement                                              --             (325)              --
Foreign currency exchange gain                                     --              338              668
Interest income                                                   520              347              261
Miscellaneous                                                     (79)              39             (157)
                                                              -------          -------           ------
Other income (expense)                                        $   188          $  (445)          $  (70)
                                                              =======          =======           ======


10.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          YEAR ENDED JUNE 30,
                                                                --------------------------------------
                                                                1996             1995             1994
                                                                ----             ----             ----
                                                                             (THOUSANDS)
Supplemental disclosure of
    cash flow information:
    Cash paid during the year
         for:
         Interest                                             $  233             $655           $1,069
         Income taxes                                         $3,251             $391           $  145

Excluded from the consolidated statement of cash flows for the year ended June 30, 1996 was the effect of $568,000 in preferred stock converted into common stock.


11.  CONTINGENCIES

    Litigation

         On May 23, 1996, the Company was served with a complaint filed by Printronix Corporation in the Federal District Court for the Central District of California alleging violations of the Robinson-Patman Act and breach of contract and seeking a aggregate of $10 million in relief. The suit pertains to Printronix desire to retain OEM pricing on consumable supplies and spare parts, even after they discontinued selling the Company's printers.

         On May 6, 1996, the Company filed an action against Rosetta Technologies Corporation seeking collection of unpaid invoices. Rosetta counterclaimed and alleged actions related to breach of contract and anti-trust.

         The Company intends to vigorously defend against these claims. In view of the stage of litigation, management and counsel of the Company are unable to determine the outcome of the legal actions or estimate the amount of loss, if any. The Company's information at this time does not indicate that these matters will have a material, adverse effect upon the financial condition, results of operations or the competitive position of the Company.


12.  OPERATION BY GEOGRAPHIC AREA

         During the years ended June 30, 1996, 1995 and 1994 the Company had foreign and domestic sales, operating income and assets are shown below:

                                                                     U.S.             JAPAN            EUROPE           TOTAL
                                                                     ----             -----            ------           -----
                                                                                           (THOUSANDS)
1996
    Net Sales                                                       $65,640          $    --            $ 8,741         $74,381
    Operating income                                                 11,717               --              1,560          13,277
    Assets                                                           49,521           10,460                264          60,245
1995
    Net sales                                                        61,766               --              8,426          70,192
    Operating income                                                  5,637               --                769           6,406
    Assets                                                           23,686           15,780                245          39,711
1994
    Net sales                                                        65,722               --             13,145          78,867
    Operating income                                                  8,355               --              1,671          10,026
    Assets                                                           27,113           18,163                174          45,450

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado

    The audits referred to in our report to Kentek Information Systems, Inc. dated August 9, 1996 relating to the consolidated financial statements of Kentek Information Systems, Inc. included the audits of the schedule listed under Item 8 of Form 10-K for the three years in the period ended June 30, 1996. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

    In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




                                                 BDO SEIDMAN, LLP



Los Angeles, California
August 9, 1996

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                  (THOUSANDS)




                                                                           YEAR ENDED JUNE 30, 1996, 1995 AND 1994
                                                                 ----------------------------------------------------------
                                                                                   ADDITIONS
                                                                  BALANCE AT       CHARGED TO                    BALANCE AT
                                                                 BEGINNING OF      COSTS AND                       END OF
                                                                   PERIOD          EXPENSES          DEDUCTIONS    PERIOD
                                                                 ------------      ---------         ----------  ----------
Year Ended June 30, 1996:
    Allowance for doubtful accounts                                 $  686           $   --            $   59      $  627
    Allowance for inventory valuation in
         excess of net realizable value                              2,336            1,725               513       3,548
    Deferred tax asset valuation allowance                           4,746               --             4,746         --
                                                                    ------           ------            ------      ------
                                                                    $7,768           $1,725            $5,318      $4,175
                                                                    ======           ======            ======      ======

Year Ended June 30, 1995:
    Allowance for doubtful accounts                                 $  965           $  180            $  459      $  686
    Allowance for inventory valuation in
         excess of net realizable value                              1,654              762                80       2,336
    Deferred tax asset valuation allowance                           6,588               --             1,842       4,746
                                                                    ------           ------            ------      ------
                                                                    $9,207           $  942            $2,381      $7,768
                                                                    ======           ======            ======      ======

Year Ended June 30, 1994:
    Allowance for doubtful accounts                                 $  887           $  120            $   42      $  965
    Allowance for inventory valuation in
         excess of net realizable value                              1,566               88                --       1,654
    Deferred tax asset valuation allowance                              --            6,588                --       6,588
                                                                    ------           ------            ------      ------
                                                                    $2,453           $6,796            $   42      $9,207
                                                                    ======           ======            ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors and executive officers is set forth in the Proxy Statement under the heading "Directors and Executive Officers", which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

               1. Financial Statements: The financial statements of the Company are included in Item 8 of this report. See Index to Financial Statements on page F-1.


               2. Financial Statement Schedules: Financial statement schedules required under the related instructions are applicable for the period ended June 30, 1996, 1995 and 1994, and are therefore included in Item 8.

               3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index below.

         (b)   Reports on Form 8-K.

               None.

                                   EXHIBITS

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
- --------------          -----------------------
  3(i).1+        --     Amended and Restated Certificate of Incorporation of the Registrant.
  3(ii).1+       --     Bylaws of the Registrant.
  4.1+           --     Reference is made to Exhibits 3(i).1 and 3(ii).1.
  4.2+           --     Specimen Stock Certificate.
  10.1+          --     Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
  10.2+          --     Common Stock Registration Rights Agreement, dated as of October 5, 1984, as amended.
  10.3+          --     Series A Convertible Preferred Stock Purchase Agreement, dated as of October 5, 1984, as amended.
  10.4+          --     Amended and Restated 1992 Stock Option Plan of the Registrant (the "Option Plan").
  10.5+          --     Form of Option granted to persons other than non-employee directors under the Option Plan.
  10.6+          --     Form of Option granted to non-employee directors under the Option Plan.
  10.7+          --     Employment Agreement between the Registrant and Philip W. Shires, dated April 1, 1989.
  10.8+          --     Lease Agreement between the Registrant and Security Connecticut Life Insurance Company, dated
                        September 20, 1990, as amended.
  10.9+          --     Lease Agreement between the Registrant and Pine Property Limited Partnership, dated July 15, 1992, as amended.
  10.10+         --     Lease Agreement between the Registrant and BFN Company, dated September 28, 1994.
  10.11+         --     Agreement on Bank Transactions and translation between Nippon Kentek Kaisha, Ltd. and The Dai-Ichi
                        Kangyo Bank, Limited, dated as of July 2, 1984.
  10.12+         --     Agreement on Purchase or Negotiation of Bills and translation between Nippon Kentek Kaisha, Limited and The Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1984.
  10.12(a)+      --     Security Agreement between the Registrant and the Dai-Ichi Kangyo Bank, Limited, dated as of July 2,
                        1992, as amended.
  10.12(b)+      --     Guaranty between the Registrant and The Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1992.
  10.13+         --     Credit and Security Agreement between the Registrant and Colorado National Bank, dated as of
                        November 2, 1994.
  10.15+         --     Sales/Purchase Contract between Nippon Kentek Kaisha Limited and Kao Corporation, dated October 1,
                        1991.
  10.16+         --     Letter Agreement between the Registrant and Lexmark International, Inc., dated May 10, 1993.
  10.17+         --     Addendum Agreement between the Registrant and Lexmark International, Inc., dated November 17, 1994.
  10.18+         --     Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.
  10.19+         --     Purchase Agreement between the Company and Siemens Nixdorf Printing Systems, L.P., dated February 3,
                        1992, as amended.
  13.1*          --     Report on Form 10-Q for the period ending March 31, 1996.
  13.2**         --     1996 Annual Report.
  21.1+          --     List of subsidiaries of the Registrant.
  27             --     Financial Data Schedule



+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File
    No. 333-1606) and incorporated herein by reference.
*   Previously filed with the Commission on May 30, 1996.
**  To be filed by amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEK INFORMATION SYSTEMS, INC.

                                       By  /s/  PHILIP W. SHIRES
                                           Philip W. Shires
                                           President and Chief Executive Officer
                                           September 23, 1996


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                                       DATE
- ---------                                 -----                                                       ----
/s/     PHILIP W. SHIRES
        Philip W. Shires                  President, Chief Executive Officer
                                          and Director (Principal Executive Officer)                  September 23, 1996
/s/     CRAIG G. LAMBORN*
        Craig G. Lamborn                  Vice President, Finance and Administration
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting Officer)                September 23, 1996

/s/     HOWARD L. MORGAN*
        Howard L. Morgan                  Chairman of the Board                                       September 23, 1996

/s/     MICHAEL N EMMERMAN*
        Michael N Emmerman                Director                                                    September 23, 1996

/s/     I. JIMMY MAYER*
        I. Jimmy Mayer                    Director                                                    September 23, 1996

/s/     JUSTIN J. PERREAULT*
        Justin J. Perreault               Director                                                    September 23, 1996

/s/     JAMES H. SIMONS*
        James H. Simons                   Director                                                    September 23, 1996

*By:    /s/      PHILIP W. SHIRES
                 Philip W. Shires
                 Attorney-in-Fact

                                   EXHIBITS

EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
- --------------          -----------------------
  3(i).1+        --     Amended and Restated Certificate of Incorporation of the Registrant.
  3(ii).1+       --     Bylaws of the Registrant.
  4.1+           --     Reference is made to Exhibits 3(i).1 and 3(ii).1.
  4.2+           --     Specimen Stock Certificate.
  10.1+          --     Form of Indemnity Agreement entered into between the Registrant and its directors and executive officers.
  10.2+          --     Common Stock Registration Rights Agreement, dated as of October 5, 1984, as amended.
  10.3+          --     Series A Convertible Preferred Stock Purchase Agreement, dated as of October 5, 1984, as amended.
  10.4+          --     Amended and Restated 1992 Stock Option Plan of the Registrant (the "Option Plan").
  10.5+          --     Form of Option granted to persons other than non-employee directors under the Option Plan.
  10.6+          --     Form of Option granted to non-employee directors under the Option Plan.
  10.7+          --     Employment Agreement between the Registrant and Philip W. Shires, dated April 1, 1989.
  10.8+          --     Lease Agreement between the Registrant and Security Connecticut Life Insurance Company, dated
                        September 20, 1990, as amended.
  10.9+          --     Lease Agreement between the Registrant and Pine Property Limited Partnership, dated July 15, 1992, as amended.
  10.10+         --     Lease Agreement between the Registrant and BFN Company, dated September 28, 1994.
  10.11+         --     Agreement on Bank Transactions and translation between Nippon Kentek Kaisha, Ltd. and The Dai-Ichi
                        Kangyo Bank, Limited, dated as of July 2, 1984.
  10.12+         --     Agreement on Purchase or Negotiation of Bills and translation between Nippon Kentek Kaisha, Limited and The Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1984.
  10.12(a)+      --     Security Agreement between the Registrant and the Dai-Ichi Kangyo Bank, Limited, dated as of July 2,
                        1992, as amended.
  10.12(b)+      --     Guaranty between the Registrant and The Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1992.
  10.13+         --     Credit and Security Agreement between the Registrant and Colorado National Bank, dated as of
                        November 2, 1994.
  10.15+         --     Sales/Purchase Contract between Nippon Kentek Kaisha Limited and Kao Corporation, dated October 1,
                        1991.
  10.16+         --     Letter Agreement between the Registrant and Lexmark International, Inc., dated May 10, 1993.
  10.17+         --     Addendum Agreement between the Registrant and Lexmark International, Inc., dated November 17, 1994.
  10.18+         --     Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.
  10.19+         --     Purchase Agreement between the Company and Siemens Nixdorf Printing Systems, L.P., dated February 3,
                        1992, as amended.
  13.1*          --     Report on Form 10-Q for the period ending March 31, 1996.
  13.2**         --     1996 Annual Report.
  21.1+          --     List of subsidiaries of the Registrant.
  27             --     Financial Data Schedule



+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File
    No. 333-1606) and incorporated herein by reference.
*   Previously filed with the Commission on May 30, 1996.
**  To be filed by amendment.