Form 10-Q
period 1996-09-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1996-11-13
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---                               Act of 1934

               For the quarterly period ended September 30, 1996

                                       or

   Transition report pursuant to Section 13 or 15(d) of the Securities
---                           Exchange Act of 1934

         For the transition period from              to
                                        -------------  -------------
Commission file number:

                        KENTEK INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                          3577                         22-2406249
(State or other jurisdiction of    (Primary Standard Industrial      (I.R.S. Employer
incorporation or organization)      Classification Code Number)    Identification Number)

   2945 Wilderness Place, Boulder, CO                                  80301
(Address of principal executive offices)                            (Zip code)


      Registrant's telephone number, including area code:  (303) 440-5500

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

         Number of shares outstanding of the issuer's common stock, as of October 31, 1996:

           6,841,479 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES INDEX




PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1996 and June 30, 1996                             3

         Consolidated Statements of Operations -
           for the three months ended September 30, 1996
           and 1995                                                         4

         Consolidated Statements of Cash Flows -
           for the three months ended September 30, 1996 and 1995           5

         Notes to Consolidated Financial Statements                       6 - 7

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8 - 9

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                           10

       Item 2.  Changes in Securities                                       10

       Item 3.  Defaults Upon Senior Securities                             10

       Item 4.  Submissions of Matters to a vote of Security Holders        10

       Item 5.  Other Information                                           10

       Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                  11

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (THOUSANDS)

                                           ASSETS

                                                                    September 30,  June 30,
                                                                        1996         1996
                                                                    -------------  --------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                        $ 26,169    $ 25,992
     Accounts receivable, net of allowance                               6,023       7,098
     Inventories (Note 2)                                               14,176      13,868
     Prepaid expenses and other current assets                           3,614       3,365
     Property held for sale                                              5,037       5,955
                                                                      --------    --------
           Total current assets                                         55,019      56,278

Property and equipment, at cost, net of
     accumulated depreciation and amortization                           1,672       1,631
Deposits and other                                                       1,922       2,336
                                                                      --------    --------
           Total assets                                               $ 58,613    $ 60,245
                                                                      ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                 $  3,840    $  4,145
     Accrued expenses:
        Income taxes                                                     1,146       1,334
        Other                                                            1,766       2,904
     Current maturities of long-term debt                                4,831       5,035
                                                                      --------    --------
           Total current liabilities                                    11,583      13,418

Long-term debt                                                             106         115
Other                                                                      537         545
                                                                      --------    --------
           Total liabilities                                            12,226      14,078
                                                                      --------    --------

Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000 and 10,000;         68          68
        shares outstanding, 6,840 and 6,825
     Additional paid-in-capital                                         43,538      43,463
     Foreign currency translation                                         (479)       (549)
     Retained earnings                                                   3,260       3,185
                                                                      --------    --------
           Total stockholders' equity                                   46,387      46,167
                                                                      --------    --------

           Total liabilities and stockholders' equity                 $ 58,613    $ 60,245
                                                                      ========    ========

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               Three months ended
                                                   September 30,
                                               --------------------
                                                 1996        1995
                                               --------    --------
Net sales:
  Printers                                     $  2,239    $  4,516
  Consumable supplies and spare parts            11,813      13,220
                                               --------    --------
Total net sales                                  14,052      17,736

Cost of sales                                     7,679      11,709
                                               --------    --------
Gross profit                                      6,373       6,027
                                               --------    --------

Operating Expenses:
  Selling, general and administrative             2,544       2,722
  Research and development                        2,310       1,174
                                               --------    --------
Total operating expenses                          4,854       3,896
                                               --------    --------

Operating income                                  1,519       2,131
Other income (expense)                             (544)        (21)
                                               --------    --------

Income before income taxes                          975       2,110
Income tax (expense)                               (768)       (663)
                                               --------    --------

Net income                                     $    207    $  1,447
                                               ========    ========

Net income applicable to common stockholders   $    207    $  1,033
                                               ========    ========

Pro forma net income per common share          $   0.03    $   0.28
                                               ========    ========

Pro forma weighted average common and common
  equivalent shares outstanding                   6,996       5,083
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

                                                      Three months ended
                                                         September 30,
                                                     --------------------
                                                       1996        1995
                                                     --------    --------
Operating activities:
  Net income                                         $    207    $  1,447
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation and amortization                        298         455
     Loss on disposal of property and equipment           872           7
  Changes in operating assets and liabilities:
     Trade receivables                                  1,075         348
     Inventories                                         (355)     (1,004)
     Other current assets                                (526)       (320)
     Other assets                                         317         142
     Accounts payable and accrued expenses             (1,565)      1,087
                                                     --------    --------
Net cash provided by operating activities                 323       2,162
                                                     --------    --------

Investing activities:
  Purchase of equipment                                  (250)       (207)
                                                     --------    --------

Financing activities:
  Proceeds from exercise of stock options                  75           0
  Principal payments of long-term debt                    (27)        (19)
  Payment of dividend                                    (132)          0
                                                     --------    --------

Net cash used in financing activities                     (84)        (19)
                                                     --------    --------

Effect of exchange rate changes on cash                   188      (1,184)
                                                     --------    --------

Net increase in cash and cash
  equivalents                                             177         752
Cash and cash equivalents, at beginning of
  period                                               25,992       6,389
                                                     --------    --------
Cash and cash equivalents, end of period             $ 26,169    $  7,141
                                                     ========    ========

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

Note 1.    Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results for the full year.

Note 2.    Inventories

         Inventories consisted of the following:

                                                          September 30,      June 30,
                                                              1996             1996
                                                              ----             ----
                                                                  (thousands)
Finished printers, consumable supplies and spare parts       $ 6,309           $ 6,183
Raw Materials                                                  7,867             7,685
                                                             -------           -------
                                                             $14,176           $13,868
                                                             =======           =======

Note 3.    Deferred Income Taxes

        At September 30, 1996 the Company had a deferred tax asset in the amount of $3,656,000 ($906,000 classified as short term with the balance of $2,750,000 as long term) based on management's assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management plans to reassess the deferred tax asset on a quarterly basis and make appropriate adjustments as necessary.

Note 4.    Pro Forma Net Income Per Common Share

        Pro forma net income per share is computed using net income applicable to common stockholders increased by the excess liquidation preference attributable to the period and the weighted average number of common (6,840,000 and 4,625,000 as of September 30, 1996 and 1995) and common equivalent shares outstanding. Common equivalent shares include convertible preferred stock which was converted into common stock at the completion of the Company's initial public offering ("IPO") (3,789,000 as of September 30, 1995) and those shares issuable upon the assumed exercise of dilutive stock options as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. (156,000 and 458,000 as of September 30, 1996 and 1995. Pursuant to SAB No. 83, options granted within one year of the IPO which have an exercise price less than the IPO price are treated as outstanding for all periods presented. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the IPO price.

Note 5.    Adjusted Pro Forma Earnings Per Share

        As of June 30, 1996 the Company has utilized all of its net operating loss carryforwards. Therefore, management anticipates its future effective tax rate will be approximately 40%. The following table summarizes the adjusted pro forma effect to net income per common share assuming the Company had an effective tax rate of 40% for the quarter ending September 30, 1995. The quarter ended September 30, 1996 reflects additional income tax expense of $378,000 related to the sale of the Tama property in Japan.

                                                  Three months ended
                                                     September 30,
                                           -------------------------------
                                             1996                   1995
                                             ----                   ----
                                         (thousands, except per share data)
Pre-tax income (1)                         $    975                 $2,110

   ELP (2)                                       -                     414

   Income tax expense                           768                    844
                                           --------                 ------

Adjusted pro forma net income              $    207                 $  852
                                           ========                 ======

Adjusted pro forma net income
 per common share                          $   0.03                 $ 0.17
                                           ========                 ======

Pro forma weighted average
 common and common equivalent
 shares outstanding                           6,996                  5,083
                                           ========                 ======

(1) Pre-tax income at September 30, 1996 includes a one-time write off of $872,000 related to the Tama property in Japan.

(2) Excess liquidation preference "ELP" was a one-time cash dividend paid to holders of Senior Convertible Preferred Stock during the Company's IPO.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Total net sales. Total net sales decreased 20.8% from $17,736,000 in the three months ended September 30, 1995 to $14,052,000 in the three months ended September 30, 1996. Printer sales revenue decreased by 50.4% from $4,516,000 in the three months ended September 30, 1995 to $2,239,000 in the three months ended September 30, 1996. The decrease in printer revenue is attributable to the introduction by Hewlett-Packard of a competing 40 page per minute printer as well as an industry wide slow down in computer systems sales. Consumable supplies and spare parts sales decreased by 10.6% from $13,220,000 in the three months ended September 30, 1995 to $11,813,000 in the three months ended September 30, 1996. This decrease is due to customers return to normal inventory levels after the large build-up in the last six months of fiscal 1996. The Company anticipates that this trend will continue.

         Gross profit. Gross profit increased by 5.7% from $6,027,000 in the three months ended September 30, 1995 to $6,373,000 in the three months ended September 30, 1996. The gross margin increased from 34.0% to 45.4% in the same period. The increase in dollars and as a percentage of sales is primarily due to the higher sales mix of consumable supplies which generate higher margin, the favorable dollar to yen exchange rate and continued cost improvements in the manufacturing process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 6.5% from $2,722,000 in the three months ended September 30, 1995 to $2,544,000 in the three months ended September 30, 1996. This decrease consists mainly of lower bonus expense due to the decrease in pre-tax income.

         Research and Development Expense. Research and development expenses increased by 96.8% from $1,174,000 in the three months ended September 30, 1995 to $2,310,000 in the three months ended September 30, 1996. This increase is due to expenses associated with the continued development of the KW60 product line.

         Interest Expense and Other Income (Expense). Interest expense and other income (expense) increased from $21,000 of expense in the three months ended September 30, 1995 to $544,000 of expense in the three months ended September 30, 1996. Other expense at September 30, 1996 includes a book loss of $872,000 related to the anticipated sale in November 1996 of the Tama property in Japan.

         Net interest expense at September 30, 1995 was $8,000, while at September 30, 1996 net interest income of $290,000 was realized as a result of greater cash available for investment.

         Income Tax (Expense) Benefit. Income tax expense for the three months ended September 30, 1995 was $663,000, or an effective tax rate of 31.4%, as a result of the utilization of net operating loss carryforwards which offset taxable income in fiscal year 1996. Income tax expense for the three months ended September 30, 1996 was $768,000 resulting in a year-to-date effective tax rate of 78.8%. Income tax expense includes the standard provision of a 40% tax rate and a one-time tax expense of $378,000 related to the sale of the Tama property in Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash during the three months ended September 30, 1996 resulted in a net increase of $177,000 as compared to a net increase during the three months ended September 30, 1995 of $752,000. Net cash provided by operations for the three months ended September 30, 1996 decreased by $1,549,000 from the three months ended September 30, 1995. The primary reason for this decrease was a reduction in net income of $1,240,000.

         In November 1996 the Company entered into an agreement to sell the Tama property in Japan. The proceeds from the sale, net of commission, are estimated to be Y.552,900,000, or $4,964,533 at a yen-dollar exchange rate of 111.37, and will be used to pay off the Company's long term debt.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On May 23, 1996 the Company was served a complaint filed by Printronix Corporation in the Federal District Court for the Central District of California alleging violations of the Robinson-Patman Act and breach of contract and seeking an aggregate of $10 million in relief. The suit pertains to Printronix desire to retain OEM pricing on consumable supplies and spare parts.

         On May 6, 1996, the Company filed an action against Rosetta Technologies Corporation seeking collection of unpaid invoices. Rosetta counterclaimed and alleged actions related to breach of contract and antitrust.

         The Company intends to vigorously defend against these claims. In view of the stage of litigation, management and counsel of the Company are unable to determine the outcome of the legal actions or estimate the amount of the loss, if any.

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

              (b)  Form 8-K

                   None.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 11, 1996                 KENTEK INFORMATION SYSTEMS, INC.


                                           /s/   PHILIP W. SHIRES
                                           -------------------------------------
                                           Philip W. Shires
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/   CRAIG G. LAMBORN
                                           -------------------------------------
                                           Craig G. Lamborn
                                           Vice President, Finance and
                                           Administration (Principal Financial
                                           and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
