Form 10-Q
period 1996-12-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1997-02-13
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

_X__Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 1996

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes _X_   No___
(2) Yes _X_   No___

         Number of shares outstanding of the issuer's common stock, as of January 31,1996:

           6,841,479 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                          --------

       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1996 and June 30, 1996                                                3

         Consolidated Statements of Operations -
           for the three and six months ended December 31, 1996
           and 1995                                                                           4

         Consolidated Statements of Cash Flows -
           for the six months ended December 31, 1996
           and 1995                                                                           5

         Notes to Consolidated Financial Statements                                         6 - 7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                              8 - 10

PART II.         OTHER INFORMATION

       Item 1.  Legal Proceedings                                                              11

       Item 2.  Changes in Securities                                                          11

       Item 3.  Defaults Upon Senior Securities                                                11

       Item 4.  Submissions of Matters to a vote of Security Holders                           11

       Item 5.  Other Information                                                              11

       Item 6.  Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                     12

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

           KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Thousands)

                                   ASSETS

                                                         December 31,    June 30,
                                                            1996           1996
                                                         ------------    --------
                                                          (Unaudited)
Current Assets:
     Cash and cash equivalents                             $26,779        $25,992
     Accounts receivable, net of allowance                   5,206          7,098
     Inventories (Note 2)                                   12,671         13,868
     Prepaid expenses and other current assets               3,371          3,365
     Property held for sale                                      0          5,955
        Total current assets                                48,027         56,278
                                                           -------        -------

Property and equipment, at cost, net of
     accumulated depreciation and amortization               1,770          1,631
Deposits and other                                           1,802          2,336
                                                           -------        -------
        Total assets                                       $51,599        $60,245
                                                           =======        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                      $ 2,353        $ 4,145
                                                           -------        -------
     Accrued expenses:
        Income taxes                                           615          1,334
        Other                                                1,652          2,904
     Current maturities of long-term debt                       67          5,035
                                                           -------        -------
        Total current liabilities                            4,687         13,418

Long-term debt                                                  77            115
Other                                                          505            545
                                                           -------        -------
        Total liabilities                                    5,269         14,078
                                                           -------        -------

Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000         68             68
        shares outstanding, 6,841 and 6,825
     Additional paid-in-capital                             43,540         43,463
     Foreign currency translation                             (995)          (549)
     Retained earnings                                       3,717          3,185
                                                           -------        -------
        Total stockholders' equity                          46,330         46,167
                                                           -------        -------

        Total liabilities and stockholders' equity         $51,599        $60,245
                                                           =======        =======

                See Notes to Consolidated Financial Statements

              KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                          Three months ended     Six months ended
                                                             December 31,          December 31,
                                                          ------------------     -----------------
                                                          1996         1995       1996        1995
                                                          ----         ----       ----        ----
Net sales
      Printers                                           $  1,533    $  4,980   $  3,772    $  9,496
      Consumable supplies and spare parts                  10,631      13,473     22,444      26,693
                                                         --------    --------   --------    --------
Total net sales                                            12,164      18,453     26,216      36,189

Cost of sales                                               6,654      11,098     14,333      22,807
                                                         --------    --------   --------    --------
Gross profit                                                5,510       7,355     11,883      13,382
                                                         --------    --------   --------    --------
 Operating Expenses:
      Selling, general and administrative                   2,643       2,671      5,187       5,393
      Research and development                              2,051       1,317      4,361       2,491
                                                         --------    --------   --------    --------
Total operating expenses                                    4,694       3,988      9,548       7,884
                                                         --------    --------   --------    --------

Operating income                                              816       3,367      2,335       5,498
Other income (expense)                                        237          40       (307)         19
                                                         --------    --------   --------    --------

Income before income taxes                                  1,053       3,407      2,028       5,517
Income tax (expense) benefit                                 (454)      3,120     (1,222)      2,457
                                                         --------    --------   --------    --------

Net income                                               $    599    $  6,527   $    806    $  7,974
                                                         ========    ========   ========    ========

Net income applicable to common stockholders             $    599    $  6,113   $    806    $  7,146
                                                         ========    ========   ========    ========

Pro forma net income per common share (Note 4)           $   0.09    $   1.29   $   0.12    $   1.57
                                                         ========    ========   ========    ========

Pro forma weighted average common and common
      equivalent shares outstanding                         6,866       5,079      6,933       5,079
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

                                                               Six months ended
                                                                  December 31,
                                                          --------------------------
                                                           1996                1995
                                                          -------             ------
Operating activities:
     Net income                                              $806             $7,974
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                         787                925
        Loss on disposal of property and equipment            932                 23
        Benefit for deferred income taxes                     348             (4,282)
     Changes in operating assets and liabilities:
        Trade receivables                                   1,892               (907)
        Inventories                                         1,033             (2,559)
        Other current assets                                 (221)              (101)
        Other assets                                          (55)               254
        Accounts payable and accrued expenses              (3,988)               356
                                                          -------             ------
Net cash provided by operating activities                   1,534              1,683
                                                          -------             ------
Investing activities:
     Purchase of equipment                                   (740)              (390)
     Proceeds from sale of property and equipment           5,223                  0
                                                          -------             ------
Net cash provided by (used in) investing activities         4,483               (390)
                                                          -------             ------
Financing activities:
     Proceeds from exercise of stock options                   79                  0
     Principal payments of long-term debt                  (5,023)               (96)
     Payment of dividend                                     (274)                 0

Net cash used in financing activities                      (5,218)               (96)
                                                          -------             ------
Effect of exchange rate changes on cash                       (12)              (636)
                                                          -------             ------
Net increase in cash and cash
     equivalents                                              787                561
Cash and cash equivalents, at beginning of
     period                                                25,992              6,389
                                                          -------             ------
Cash and cash equivalents, end of period                  $26,779             $6,950
                                                          =======             ======

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results for the full year.

Note 2.  Inventories

         Inventories consisted of the following:

                                                                          December 31,        June 30,
                                                                             1996              1996
                                                                          ------------        -------
                                                                                   (thousands)
Finished printers, consumable supplies and spare parts                       $ 6,922          $ 6,183
Raw Materials                                                                  5,749            7,685
                                                                             -------          -------
                                                                             $12,671          $13,868
                                                                             =======          =======

Note 3.  Deferred Income Taxes

         At December 31, 1996 the Company had a deferred tax asset in the amount of $3,308,000 ($558,000 classified as short term with the balance of $2,750,000 as long term) based on management's assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management plans to reassess the deferred tax asset on a quarterly basis and make appropriate adjustments as necessary.

Note 4.  Pro Forma Net Income Per Common Share

         Pro forma net income per share is computed using net income applicable to common stockholders increased by the excess liquidation preference attributable to the period and the weighted average number of common (6,841,000 and 4,625,000 as of December 31, 1996 and 1995) and common equivalent shares outstanding. Common equivalent shares include convertible preferred stock which was converted into common stock at the completion of the Company's initial public offering ("IPO") (3,789,000 as of December 31, 1995) and those shares issuable upon the assumed exercise of dilutive stock options as adjusted for the effects of the application of Securities and Exchange

Commission Staff Accounting Bulletin ("SAB") No. 83. (24,000 and 92,000 for the three and six months ended December 31, 1996 and 454,000 and 454,000 for the three and six months ended December 31, 1995). Pursuant to SAB No. 83, options granted within one year of the IPO which have an exercise price less than the IPO price are treated as outstanding for all periods presented. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the IPO price.

Note 5.  Adjusted Pro Forma Earnings Per Share

         As of June 30, 1996 the Company has utilized all of its net operating loss carryforwards. Therefore, management anticipates its future effective tax rate will be approximately 40%. The six months ended December 31, 1996 reflects additional income tax expense of $378,000 related to the sale of the Tama property in Japan.

                                            Three months ended                  Six months ended
                                                December 31,                       December 31,
                                           ---------------------               -------------------
                                             1996          1995                 1996         1995
                                           --------      -------               -------     -------
                                                      (thousands, except per share data)
Pre-tax income (1)                         $  1,053      $ 3,407               $ 2,028     $ 5,517
   ELP (2)                                      -            414                    -          828
   Income tax expense (3)                       454        1,363                 1,222       2,207
                                           --------      -------               -------     -------
Adjusted pro forma net income              $    599      $ 1,630               $   806     $ 2,482
                                           ========      =======               =======     =======
Adjusted pro forma net income
   per common share                        $   0.09      $  0.32               $  0.12     $  0.49
                                           ========      =======               =======     =======
Pro forma weighted average
  common and common equivalent
  shares outstanding                          6,866        5,079                 6,933       5,079
                                           ========      =======               =======     =======

(1) Pre-tax income at December 31, 1996 includes a one-time write off of $932,000 related to the Tama property in Japan.

(2) Excess liquidation preference "ELP" was a one-time cash dividend paid to holders of Senior Convertible Preferred Stock during the Company's IPO.

(3) Assumes a pro forma income tax rate of 40% for the three and six months ending December 31, 1995.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 TO THREE MONTHS ENDED DECEMBER 31, 1995

         Total net sales. Total net sales decreased 34.1% from $18,453,000 in the three months ended December 31, 1995 to $12,164,000 in the three months ended December 31, 1996. Printer sales revenue decreased by 69.2% from $4,980,000 in the three months ended December 31, 1995 to $1,533,000 in the three months ended December 31, 1996. The decrease in printer revenue is attributable to the introduction by Hewlett-Packard of a competing 40 page per minute printer, the Oce acquisition of Siemens Nixdorf (the Company's largest printer customer), as well as an industry wide slow down in computer systems sales . Consumable supplies and spare parts sales decreased by 21.1% from $13,473,000 in the three months ended December 31, 1995 to $10,631,000 in the three months ended December 31, 1996. This decrease is due to customers returning to normal inventory levels after the large build-up in the last six months of fiscal 1996. The Company's customers continue to work off their excess inventory. The decrease in consumable supplies sales is also attributable to lower printer sales.

         Gross profit. Gross profit decreased by 25.1% from $7,355,000 in the three months ended December 31, 1995 to $5,510,000 in the three months ended December 31, 1996. The gross margin increased from 39.9% to 45.3% in the same period. The decrease in dollars is due to lower sales during the period. The increase as a percentage of sales is primarily due to the favorable dollar to yen exchange rate, higher sales mix of consumable supplies which generate higher margin and continued cost improvements in the manufacturing process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant from $2,671,000 in the three months ended December 31, 1995 to $2,643,000 in the three months December 31, 1996. The minimal decrease is a result of lower bonus expense due to the decrease in pre-tax income, partially offset by increased legal expenses.

         Research and Development Expense. Research and development expenses increased by 55.7% from $1,317,000 in the three months ended December 31, 1995 to $2,051,000 in the three months ended December 31, 1996. This increase is due to expenses associated with the continued development of the KW60 and K40DX product lines.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $40,000 of income in the three months ended December 31, 1995 to $237,000 of income in the three months ended December 31, 1996.

         Net interest expense for the three months ended December 31, 1995 was $9,000, while at December 31, 1996 net interest income of $279,000 was realized as a result of greater cash available for investment.

         Income Tax (Expense) Benefit. Income tax benefit for the three months ended December 31, 1995 was $3,120,000 due to recognition of a $4,282,000 deferred tax asset during this period. Income tax expense for the three months ended December 31, 1996 was $454,000.

  COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 TO SIX MONTHS ENDED DECEMBER 31, 1995

         Total Net Sales. Total net sales decreased by 27.6% from $36,189,000 in the six months ended December 31, 1995 to $26,216,000 in the six months ended December 31, 1996. Printer sales revenue decreased 60.3% from $9,496,000 in the six months ended December 31, 1995 to $3,772,000 in the six months ended December 31, 1996. The decrease in printer revenue resulted from uncertainty related to the Hewlett-Packard introduction of a competing 40 page per minute printer and, to a lesser extent, the Oce acquisition of Siemens Nixdorf (the Company's largest printer customer). Consumable supplies and spare parts sales decreased 15.9% from $26,693,000 to $22,444,000 in the same period. This decrease is significantly less than the decrease in printer sales due to the fact that higher speed printers require more consumables supplies and spare parts to operate. The decline in sales is primarily attributable to stronger that usual consumable supplies sales in the last six months of fiscal year 1996, causing customers to balance their inventory of supplies in the most recent six months ended December 31, 1996.

         Gross Profit. Gross profit decreased by 11.2% from $13,382,000 in the six months ended December 31, 1995 to $11,883,000 in the six months ended December 31, 1996. The gross margin increased from 36.9% to 45.3% in the same period. The decrease in dollars is a result of lower sales during the period. The increase as a percentage of sales is primarily due to the favorable dollar to yen exchange rate, the higher sales mix of consumable supplies which generate higher margin and continued cost improvements in the manufacturing process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 3.8% from $5,393,000 in the six months ended December 31, 1995 to $5,187,000 in the six months ended December 31, 1996. This decrease is a result of lower bonus expense due to the decrease in pre-tax income, partially offset by increased legal expenses.

         Research and Development Expense. Research and development expense increased by 75.1% from $2,491,000 in the six months ended December 31, 1995 to $4,361,000 in the six months ended December 31, 1996. This increase is due to expenses associated with the continued development of the KW60 and K40DX product lines.

Interest Expense and Other Income (Expense). Interest expense and other income (expense) increased from $19,000 of income in the six months ended December 31, 1995 to $307,000 of expense in the six months ended December 31, 1996. Other expense at December 31, 1996 includes a book loss of $932,000 as a result of the November 1996 sale of the Tama property in Japan. Net interest expense for the six months ended December 31, 1995 was $17,000, while at December 31, 1996 net interest income of $279,000 was realized due to a reduction in long-term debt as well as more cash available to invest.

         Income Tax (Expense) Benefit. Income tax benefit for the six months ended December 31, 1995 was $2,457,000 due to recognition of a $4,282,000 deferred tax asset during the period. Income tax expense for the six months ended December 31, 1996 was $1,222,000. Income tax expense includes the provision of an approximate 40% tax rate and a one- time tax expense of $378,000 related to the sale of the Tama property in Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash during the six months ended December 31, 1996 resulted in a net increase of $787,000 as compared to a net increase during the six months ended December 31, 1995 of $561,000.

         Net cash provided by operations for the six months ended December 31, 1996 decreased by $149,000 from the six months ended December 31, 1995. The primary reasons for this decrease were a reduction in net income, a reduction in benefit for deferred income taxes, offset by lower trade receivables and inventory, which provided cash for payment of accounts payable and accrued expenses.

         In November 1996 the Company sold the Tama property in Japan. The proceeds from the sale were used to pay off the debt associated with the property generating $200,000 in cash. Total long-term debt at December 31, 1996 was $144,000. The Company paid dividends and increased equipment purchases which were offset by the effect of exchange rate changes on cash, proceeds from stock option exercise and the net cash realized from the sale of the Tama property.

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

         The Company intends to vigorously defend against this claim. In view of the stage of litigation, management and counsel of the Company are unable to determine the outcome of the legal action or estimate the amount of the loss, if any.

         On December 31, 1996 the Company settled the lawsuit brought by Rosetta Technologies Corporation. The settlement included the dismissal of all charges against the Company and significant payment of past due invoices by Rosetta. The completion of this lawsuit had no material impact on the results for the quarter.

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

Date:    February 14, 1997        KENTEK INFORMATION SYSTEMS, INC.


                                  /s/   PHILIP W. SHIRES
                                  -----------------------------------------
                                  Philip W. Shires
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/   CRAIG G. LAMBORN
                                  ----------------------
                                  Craig G. Lamborn
                                  Vice President, Finance and Administration
                                  (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  27               Financial Data Schedule