Form 10-Q
period 1997-03-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1997-05-15
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
                                   Act of 1934

                 For the quarterly period ended March 31, 1997

                                       or

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
(1) Yes  X   No
       ----    ----
(2) Yes  X   No
       ----    ----

Number of shares outstanding of the issuer's common stock, as of March 31,1997:
           6,841,479 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX




PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1997 and June 30, 1996                                 3

         Consolidated Statements of Operations -
           for the three and nine months ended March 31, 1997
           and 1996                                                         4

         Consolidated Statements of Cash Flows -
           for the nine months ended March 31, 1997
           and 1996                                                         5

         Notes to Consolidated Financial Statements                     6 - 8

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   9 - 11

PART II.         OTHER INFORMATION

       Item 1.  Legal Proceedings                                          12

       Item 2.  Changes in Securities                                      12

       Item 3.  Defaults Upon Senior Securities                            12

       Item 4.  Submissions of Matters to a vote of Security Holders       12

       Item 5.  Other Information                                          12

       Item 6.  Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                                 13

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)

                                          ASSETS
                                                                     March 31,               June 30,
                                                                       1997                    1996
                                                                   --------------          --------------
                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $26,698                 $25,992
     Marketable Securities                                                 5,239                       0
     Accounts receivable, net of allowance                                 6,320                   7,098
     Inventories (Note 2)                                                 10,751                  13,868
     Prepaid expenses and other current assets                             3,512                   3,365
     Property held for sale                                                    0                   5,955
                                                                   --------------          --------------
           Total current assets                                           52,520                  56,278

Property and equipment, at cost, net of
     accumulated depreciation and amortization                             1,777                   1,631
Deposits and other                                                         1,311                   2,336
                                                                   --------------          --------------
           Total assets                                                  $55,608                 $60,245
                                                                   ==============          ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                     $3,182                  $4,145
     Accrued expenses:
        Income taxes                                                         717                   1,334
        Other                                                              2,627                   2,904
     Current maturities of long-term debt                                     57                   5,035
                                                                   --------------          --------------
           Total current liabilities                                       6,583                  13,418

Long-term debt                                                                62                     115
Other                                                                        480                     545
                                                                   --------------          --------------
           Total liabilities                                               7,125                  14,078
                                                                   --------------          --------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000 and 12,000;           68                      68
        shares outstanding, 6,841 and 6,825
     Additional paid-in-capital                                           43,546                  43,463
     Foreign currency translation                                           (723)                   (549)
     Retained earnings                                                     5,592                   3,185
                                                                   --------------          --------------
           Total stockholders' equity                                     48,483                  46,167
                                                                   --------------          --------------

           Total liabilities and stockholders' equity                    $55,608                 $60,245
                                                                   ==============          ==============

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                Three months ended                  Nine months ended
                                                                     March 31,                         March 31,
                                                           ----------------------------------------------------------------
                                                                1997           1996                1997             1996
                                                                ----           ----                ----             ----
Net sales:
     Printers                                                   $2,523         $5,197              $6,295          $14,693
     Consumable supplies and spare parts                        13,497         14,844              35,941           41,537
                                                           ------------   ------------      --------------   --------------
Total net sales                                                 16,020         20,041              42,236           56,230

Cost of sales                                                    8,390         11,287              22,723           34,094
                                                           ------------   ------------      --------------   --------------
Gross profit                                                     7,630          8,754              19,513           22,136
                                                           ------------   ------------      --------------   --------------

Operating Expenses:
     Selling, general and administrative                         2,701          2,524               7,888            7,917
     Research and development                                    1,771          1,309               6,132            3,800
                                                           ------------   ------------      --------------   --------------
Total operating expenses                                         4,472          3,833              14,020           11,717
                                                           ------------   ------------      --------------   --------------

Operating income                                                 3,158          4,921               5,493           10,419
Other income                                                       594             54                 287               73
                                                           ------------   ------------      --------------   --------------

Income before income taxes                                       3,752          4,975               5,780           10,492
Income tax (expense) benefit                                    (1,741)        (2,410)             (2,963)              47
                                                           ------------   ------------      --------------   --------------

Net income                                                      $2,011         $2,565              $2,817          $10,539
                                                           ============   ============      ==============   ==============

Net income applicable to common stockholders                    $2,011         $2,041              $2,817           $9,187
                                                           ============   ============      ==============   ==============

Pro forma net income per common share (Note 4)                   $0.29          $0.51               $0.41            $2.07
                                                           ============   ============      ==============   ==============

Pro forma weighted average common and common
     equivalent shares outstanding                               6,953          5,079               6,953            5,080
                                                           ============   ============      ==============   ==============



                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (THOUSANDS)
                                  (UNAUDITED)

                                                                 Nine months ended
                                                                      March 31,
                                                              ------------------------
                                                                1997            1996
                                                                ----            ----
Operating activities:
     Net income                                                $2,817         $10,539
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                             921           1,261
        Loss on disposal of property and equipment                907              28
        Deferred income taxes                                     150          (4,282)
        Realized gain on marketable securities                    (77)              0
        Unrealized gain on marketable securities                 (162)              0
     Changes in operating assets and liabilities:
        Trade receivables                                         778             (13)
        Inventories                                             2,834          (2,884)
        Other current assets                                     (363)           (124)
        Other assets                                              549             220
        Accounts payable and accrued expenses                  (1,262)          2,160
                                                          ------------   -------------
Net cash provided by operating activities                       7,092           6,905
                                                          ------------   -------------

Investing activities:
     Purchase of marketable securities                         (5,000)              0
     Purchase of equipment                                       (788)           (506)
     Proceeds from sale of property and equipment               5,037               0
                                                          ------------   -------------
Net cash provided by (used in) investing activities              (751)           (506)
                                                          ------------   -------------

Financing activities:
     Proceeds from exercise of stock options                       79               0
     Principal payments of long-term debt                      (4,863)            (65)
     Payment of dividends                                        (410)              0
                                                          ------------   -------------

Net cash used in financing activities                          (5,194)            (65)
                                                          ------------   -------------

Effect of exchange rate changes on cash                          (441)           (841)
                                                          ------------   -------------

Net increase in cash and cash
     equivalents                                                  706           5,493
Cash and cash equivalents, beginning of
     period                                                    25,992           6,389
                                                          ------------   -------------
Cash and cash equivalents, end of period                      $26,698         $11,882
                                                          ============   =============

                      See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results for the full year.

Note 2.  Inventories

         Inventories consisted of the following:

                                                          March 31,  June 30,
                                                            1997       1996
                                                            ----       ----
                                                               (thousands)
Finished printers, consumable supplies and spare parts      $  4,822 $  6,183
Raw Materials                                                  5,929    7,685
                                                             ----------------
                                                             $10,751  $13,868
                                                             =======  =======

Note 3.  Deferred Income Taxes

         At March 31, 1997 the Company had a deferred tax asset in the amount of $3,506,000 ($2,750,000 classified as short term with the balance of $756,000 as long term) based on management's assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management plans to reassess the deferred tax asset on a quarterly basis and make appropriate adjustments as necessary.

Note 4.  Pro Forma Net Income Per Common Share

         Pro forma net income per share is computed using net income applicable to common stockholders increased by the excess liquidation preference attributable to the period and the weighted average number of common (approximately 6,841,000 and 4,625,000 as of March 31, 1997 and 1996) and common equivalent shares outstanding. Common equivalent shares include convertible preferred stock which was converted into common stock at the completion of the Company's initial public offering ("IPO") (3,789,000 as of March 31, 1996) and those shares issuable upon the assumed exercise of dilutive stock options as adjusted for the effects of the application of Securities and

Exchange Commission Staff Accounting Bulletin ("SAB") No. 83. (112,000 and 112,000 for the three and nine months ended March 31, 1997 and 454,000 and 454,000 for the three and nine months ended March 31, 1996). Pursuant to SAB No. 83, options granted within one year of the IPO which have an exercise price less than the IPO price are treated as outstanding for all periods presented. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the IPO price.

Note 5.  Adjusted Pro Forma Earnings Per Share

         As of June 30, 1996 the Company has utilized all of its net operating loss carryforwards. Therefore, management anticipates its future effective tax rate will be approximately 40%. The nine months ended March 31, 1997 reflects additional income tax expense of $378,000 related to the sale of the Tama property in Japan.

                                           Three months ended                 Nine months ended
                                               March 31,                          March 31,
                                           -----------------                 --------------------
                                           1997        1996                  1997             1996
                                           ----        ----                  ----             ----
                                                  (thousands, except per share data)
Pre-tax income (1)                         $ 3,752       $ 4,975               $ 5,780    $10,492

     ELP (2)                                     -           524                     -      1,352

     Income tax expense (3)                  1,741         1,990                 2,963      4,197
                                           -------       -------              -------    --------

Adjusted pro forma net income              $ 2,011       $ 2,461               $ 2,817    $ 4,943
                                           =======      ========              ========   ========

Adjusted pro forma net income
   per common share                        $  0.29      $   0.48              $   0.41   $   0.97
                                           =======      ========              ========   ========

Pro forma weighted average
  common and common equivalent
  shares outstanding                         6,953         5,079                 6,953      5,080
                                           =======      ========              ========   ========

(1) Pre-tax income for the nine months ended March 31, 1997 includes a one-time write off of $932,000 related to the Tama property in Japan.

(2) Excess liquidation preference "ELP" was a one-time cash dividend paid to holders of Senior Convertible Preferred Stock during the Company's IPO.

(3) Assumes a pro forma income tax rate of 40% for the three and nine months ending March 31, 1996.

Note 6.  New Accounting Pronouncement

         On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share.
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.
Its implementation is not expected to have a material effect on the consolidated financial statements.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

         Total net sales. Total net sales decreased 20.1% from $20,041,000 in the three months ended March 31, 1996 to $16,020,000 in the three months ended March 31, 1997. Printer sales revenue decreased by 51.5% from $5,197,000 in the three months ended March 31, 1996 to $2,523,000 in the three months ended March 31, 1997. The decrease in printer revenue is attributable to the introduction by Hewlett-Packard of a competing 40 page per minute printer and the Oce acquisition of Siemens Nixdorf (the Company's largest printer customer). Consumable supplies and spare parts sales decreased by 9.1% from $14,844,000 in the three months ended March 31, 1996 to $13,497,000 in the three months ended March 31, 1997. This decrease is due to customers returning to normal inventory levels after the large build-up in the last six months of fiscal 1996.

         Gross profit. Gross profit decreased by 12.8% from $8,754,000 in the three months ended March 31, 1996 to $7,630,000 in the three months ended March 31, 1997. The gross margin increased from 43.9% to 47.6% in the same period. The decrease in dollars is due to lower sales during the period. The increase as a percentage of sales is primarily due to the favorable dollar to yen exchange rate, higher sales mix of consumable supplies which generate higher margin and continued cost improvements in the manufacturing process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 7.0% from $2,524,000 in the three months ended March 31, 1996 to $2,701,000 in the three months March 31, 1997. The increase is a result of greater legal expenses in the quarter.

         Research and Development Expense. Research and development expenses increased by 35.3% from $1,309,000 in the three months ended March 31, 1996 to $1,771,000 in the three months ended March 31, 1997. This increase is due to expenses associated with the continued development of the KW60 and K40DX product lines.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $54,000 of income in the three months ended March 31, 1996 to $594,000 of income in the three months ended March 31, 1997.

         Net interest income for the three months ended March 31, 1996 was $13,000, while at March 31, 1997 net interest income of $545,000 was realized as a result of greater cash available for investment.

         Income Tax Expense. Income tax expense for the three months ended March 31, 1996 was $2,410,000. Income tax expense for the three months ended March 31, 1997 was $1,741,000.

  COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 TO NINE MONTHS ENDED MARCH 31, 1996

         Total Net Sales. Total net sales decreased by 24.9% from $56,230,000 in the nine months ended March 31, 1996 to $42,236,000 in the nine months ended March 31, 1997. Printer sales revenue decreased 57.2% from $14,693,000 in the nine months ended March 31, 1996 to $6,295,000 in the nine months ended March 31, 1997. The decrease in printer revenue resulted from uncertainty related to the Hewlett-Packard introduction of a competing 40 page per minute printer and the Oce acquisition of Siemens Nixdorf (the Company's largest printer customer). Consumable supplies and spare parts sales decreased 13.5% from $41,537,000 to $35,941,000 in the same period. This decrease is significantly less than the decrease in printer sales due to the fact that higher speed printers require more consumables supplies and spare parts to operate. The decline in sales is primarily attributable to stronger than usual consumable supplies sales in the last six months of fiscal year 1996, causing customers to balance their inventory of supplies in the most recent nine months ended March 31, 1997.

         Gross Profit. Gross profit decreased by 11.8% from $22,136,000 in the nine months ended March 31, 1996 to $19,513,000 in the nine months ended March 31, 1997. The gross margin increased from 39.4% to 46.2% in the same period. The decrease in dollars is a result of lower sales during the period. The increase as a percentage of sales is primarily due to the favorable dollar to yen exchange rate, the higher sales mix of consumable supplies which generate higher margin and continued cost improvements in the manufacturing process.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses remained constant at $7,917,000 in the nine months ended March 31, 1996 compared to $7,888,000 in the nine months ended March 31, 1997.

         Research and Development Expense. Research and development expense increased by 61.4% from $3,800,000 in the nine months ended March 31, 1996 to $6,132,000 in the nine months ended March 31, 1997. This increase is due to expenses associated with the continued development of the KW60 and K40DX product lines.

Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $73,000 of income in the nine months ended March 31, 1996 to $287,000 of income in the nine months ended March 31, 1997. Other expense at March 31, 1997 includes a book loss of $932,000 as a result of the November 1996 sale of the Tama property in Japan. Net interest income for the nine months ended March 31, 1996 was $26,000, while at March 31, 1997 net interest income of $1,114,000 was realized due to a reduction in long-term debt as well as more cash available to invest.

         Income Tax (Expense) Benefit. Income tax benefit for the nine months ended March 31, 1996 was $47,000 due to recognition of a $4,282,000 deferred tax asset during the period. Income tax expense for the nine months ended March 31, 1997 was $2,963,000. Which includes a one-time tax expense of $378,000 related to the sale of the Tama property in Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash during the nine months ended March 31, 1997 resulted in a net increase of $5,945,000 as compared to a net increase during the nine months ended March 31, 1996 of $5,493,000.

         Net cash provided by operations for the nine months ended March 31, 1997 increased by $187,000 from the nine months ended March 31, 1996. The primary reasons for this increase were a significant reduction in inventories, accounts receivable and benefit for deferred income taxes, offset by lower net income and payment of accounts payable and accrued expenses.

         In November 1996 the Company sold the Tama property in Japan. The proceeds from the sale were used to pay off the debt associated with the property generating $200,000 in cash. Total long-term debt at March 31, 1997 was $119,000. The Company paid dividends and increased equipment purchases which were offset by the effect of exchange rate changes on cash, proceeds from stock option exercise and the net cash realized from the sale of the Tama property.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

         On May 12, 1997, the Company settled the lawsuit brought by Printronix Corporation. The settlement included the dismissal of all charges against the Company. The Company does not expect that the completion of this lawsuit will have a material impact on the Company's results for either the quarter or the year ended June 30, 1997.

         On December 31, 1996 the Company settled the lawsuit brought by Rosetta Technologies Corporation. The settlement included the dismissal of all charges against the Company and significant payment of past due invoices by Rosetta. The completion of this lawsuit had no material impact on the results for the nine months ended March 31, 1997.

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

Date:    May 9, 1997                   KENTEK INFORMATION SYSTEMS, INC.


                                       /s/   PHILIP W. SHIRES
                                       --------------------------------------

                                       Philip W. Shires
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/   CRAIG G. LAMBORN
                                       ----------------------
                                       Craig G. Lamborn
                                       Vice President, Finance and
                                       Administration
                                       (Principal Financial and Accounting
                                       Officer)

                                 Exhibit Index

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  27                      Financial Data Schedule