Form 10-K
period 1997-06-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1997-09-26
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                    For the fiscal year ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No[ ]
(2) Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         On August 29, 1997, the bid and ask prices of the Common Stock were $9.50 and $9.88, respectively. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average bid and ask prices on August 29, 1997 was $48,888,550.


     On August 29, 1997, 6,985,351 shares of the Registrant's Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Item 10, Item 11, Item 12 and Item 13 of
Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed in accordance with Rule 142-101,
Schedule 14A, in connection with the Registrant's November 14, 1997 Annual Meeting of Stockholders for fiscal year ended June 30, 1997.

                        KENTEK INFORMATION SYSTEMS, INC.
                            FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS







                                                                                                  PAGE NO
                                                                                                  -------
                                    PART I.
Item 1. Business.....................................................................................3
Item 2. Properties...................................................................................7
Item 3. Legal Proceedings............................................................................7
Item 4. Submission of Matters to a Vote of Security Holders..........................................7

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters........................8
Item 6. Selected Consolidated Financial Data.........................................................8
Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations.......9
Item 8. Financial Statements and Supplementary Data  (F-1 - F-16)...................................12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........28

                                   PART III.

Item 10.Directors and Executive Officers of the Registrant..........................................28
Item 11.Executive Compensation......................................................................28
Item 12.Security Ownership of Certain Beneficial Owners and Management..............................28
Item 13.Certain Relationships and Related Transactions..............................................28

                                    PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................29

SIGNATURES. ........................................................................................30

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K AS WELL AS THOSE DISCUSSED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE SECURITIES AND EXCHANGE'S COMMISSION ("COMMISSION") ON APRIL 16, 1996.

PART I.

ITEM 1.  BUSINESS

         Kentek Information Systems, Inc. ("Kentek" or the "Company") is a leading supplier of heavy-duty mid-range, non-impact laser printers and related consumable supplies and spare parts. The mid-range market is characterized by heavy-duty, high-reliability printers that print 30 to 60 pages per minute ("ppm") and 30,000 to 300,000 pages per month. The Company's printers are designed primarily for high-volume printing requirements, including (i) production printing applications which include printing invoices, forms, payroll, direct mail and check imaging, (ii) print-on-demand applications characterized by the use of a printer rather than a copy machine to generate multiple originals from digitally-stored data on an as-needed basis. and (iii) computer network applications for connecting multiple users on a network in order to share a single heavy-duty printer. The Company was incorporated under the laws of the state of Delaware in 1981. Its principal offices are located at 2945 Wilderness Place, Boulder, CO 80301. On April 17, 1996, the Company completed its initial public offering ("IPO") of 2,200,000 shares of its common stock at $8 per share. The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

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

         Originally, the Company sold its printers and consumable supplies and spare parts almost exclusively to IBM. Since 1991, the Company has sought to reduce its dependence on IBM by expanding its marketing efforts to other customers. Kentek currently sells its products to a broad base of OEMs, system integrators, and independent supplies resellers in the mid-range market. Kentek's customers include Genicom, Lexmark, NCR, Oce Printing Systems (formerly Siemens Nixdorf Printing Systems), Printronix, Standard Register, Tally and Unisys. The Company believes its market leadership is primarily attributable to its high printer reliability, the low total cost of ownership of its printers and consumable supplies, and the attractive pricing Kentek offers its customers.


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

         Mid-Range. This market segment has broadened over the last 12 months and includes printers produced by Kentek. Historically, it included printers with speeds of 30 to 60 ppm, that provided enhanced features such as continuous operation and higher duty cycle. The recent year has seen the introduction of light duty, higher speed machines from companies such as Hewlett Packard, Lexmark and Xerox. Targeted for the requirements of the average networked office environment, these printers typically have many features in common with copiers - including stapling, collating and duty cycles of less than 100,000 pages per month. These printers are often referred to as digital copiers or "mopiers". Dataquest forecasts significant growth in this segment during 1997.

         The heavy duty segment of the mid-range category includes printers with speeds of 30-60 ppm with duty cycles of 100,000 to 750,000 pages per month. These printers typically demonstrate high reliability, high duty cycle, low cost per printed page and low maintenance. They can handle complex print jobs, run continuously, and often have advanced computer and network connectivity. Printers in this range are typically utilized in three distinct applications: production systems, print-on-demand applications and networks. Production systems serve specific, print intensive applications such as general accounting, invoicing, payroll, direct mail, check imaging and generation of mortgage or insurance forms and documents. These operations share a need for either long periods of continuous operation or heavy use spread over the month and low cost per page. The systems are typically connected to a mini-computer. Print-on-demand applications use a printer as a digital copier for users who need to generate multiple custom documents on demand from a template stored on disk. Network applications use a printer to serve the print needs of multiple users connected to a network.

         For many business applications, when aggregate usage exceeds 50,000 pages a month, a high-output, mid-range printer can provide a more efficient and cost-effective solution than multiple low-range printers or multiple light duty mid-range printers. Additionally, a single, heavy-duty mid-range printer can offer a lower cost of ownership than multiple low-range printers while providing the convenience of higher speed, high print quality and enhanced features such as duplex printing, advanced paper handling and larger memory capacity for storing fonts and customized forms. Heavy-duty mid-range printers can run continuously and hold sufficient paper and consumables to require only infrequent operator attention.

         The consumable supply products for a mid-range printer are a significant cost to the end-user over the life of the printer and are roughly 85% of the total cost of operation over the printer's useful life. The consumable supply products include the photoconductor, toner, developer, fuser and cleaner. End-users typically purchase consumable supply products from the company which sold them their printer. As one moves from the low-range printer market to the mid-range and high-range markets, the revenues generated by sales of consumable supplies over the life of a printer increasingly exceed the revenues generated by the initial printer sale.


         High-Range. This market segment, defined by printing speeds of 60 ppm or greater, provides higher duty cycle than the other categories. High-range printer applications include very high volume applications such as direct mail, public utility invoices and credit card statements.


PRINCIPAL PRODUCTS

         The Company's objective is to provide a complete printer hardware, software and consumable supplies package that enables Kentek's customers to easily install Kentek printers within their systems and to meet the end-user's ongoing supplies needs. Kentek's printers are designed to provide high print quality, ease of use and reliable operation under the conditions of continuous use found in production system, print-on-demand and network environments. The Company's printers typically have a usable life of seven years.

         Kentek printers employ technologies that result in lower incidence of paper jams and better durability than many other printers in the industry. For example, the Company utilizes a simple printer engine design incorporating a straight paper path that permits the use of a wide variety of printable media with an incidence of paper jams of approximately 1-in-10,000 printed pages. This characteristic, in conjunction with high volume paper handling accessories, permits Kentek printers to operate continuously, unattended at full speed. Kentek pioneered the use of light emitting diode ("LED") technology in printhead design. This technology is used to generate the individual pixels on the photoconductor. The LED array technology uses no moving parts and provides simple, direct and precise beam alignment from the diode array to the photoconductor. In contrast, a laser beam printer utilizes a motor to drive a rotating polygon mirror at speeds of as high as 35,000 rpm and directs the scanning beam across the width of the photoconductor. As the beam moves from one side to the other, the spot size modulation and magnification must be managed. The Company believes that its simple printer engine design and LED array technology is more durable than laser beam technology, permitting higher duty cycles at lower costs.

The following descriptions illustrate the principal features of Kentek's K30/K30D, K31/K31D, K40D and K40DX printers. All printers in the Company's current line have a rated duty cycle of 300,000 pages per month and interface with IBM, HP, DEC and UNIX platforms.

         K30 Printer/K30D Printer. The K30/K30D incorporates the Company's standard design features, including a straight paper path and LED array printhead. The K30 is capable of full page graphics printing at 300 dots per inch ("dpi"). The standard K30 configuration includes a Motorola 68020 microprocessor and 8 megabytes of RAM. An optional controller contains an Intel i860 microprocessor and up to 16 megabytes of RAM. The K30 includes two internal floppy disk drives and offers an optional 540 megabyte hard disk drive. The K30 includes standard dual cassette input trays containing a total of 800 sheets and an output tray. Available as options are a 1,200 sheet feeder, 2,500 sheet feeder and 1,400 sheet output stacker. The K30D printer offers the duplex printing feature, printing on both sides of the paper. The K30 and K30D, 30 ppm printers, were introduced in July 1992.

         K31 Printer/K31D Printer. The K31/K31D duplex offers the same standard features as the K30/K30D and incorporates the RIGS controller. Standard features of the K31 and K31D included a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 12 megabytes to 64 megabytes of RAM, full graphics printing at 300 dpi, one floppy disk drive, a 540 megabyte internal hard disk and dual cassette input trays containing a total of 800 sheets and an output tray. Available as options are a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics, a 1,200 sheet input feeder, a 2,500 sheet input feeder and 1,400 sheet output stacker. The K31 and K31D, 30 ppm printers, were introduced in September 1995.

         K40D Printer. The K40D also incorporates the features of straight paper path, LED array printhead and dual component toner process. Standard features of the K40D model also include a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 12 to 64 megabytes of RAM, full graphics printing at 300 dpi, one floppy disk drive a 540 megabyte internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as options are a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics, a 2,500 sheet input feeder and 1,400 sheet output stacker. The K40D, a 40 ppm duplex printer, was introduced in November 1994.

         K40DX Printer. The K40DX printer is anticipated to be introduced to customers in the fall of 1997. An extension of the K40D, the K40DX will include the features of straight paper path, LED array printhead and dual component toner process. Standard features of the K40DX model also include a 133 MHz Pentium processor with an internal floating point co-processor and 16 to 128 megabytes of RAM, full graphics printing at 600 dpi, multi-active ports, one floppy disk drive, a 1.2 gigabyte internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as options will be electronic collation, a 2,500 sheet input feeder and 1,400 sheet output stacker.

         Kentek also designs and develops proprietary printer controller hardware and software to manage the complex tasks associated with communicating with multiple host computers over a network and coordinating complex print jobs at high speed. Kentek's printers generally include a printer controller (image generation system or IGS controller) and a machine controller (printer control logic or PCL controller), each with its associated software. In 1994, Kentek invented a proprietary RISC-based Image Generation System ("RIGS") architecture that is used on the K31/K31D and K40D printers. The RIGS architecture uses higher speed microprocessors, expanded RAM and enhanced ASICs designed to speed complex text and graphics manipulation. Kentek controllers come standard with HP PCL5e, HPGL printer control language emulations and TIFF image decompression. Phoenix Page PostscriptTM is available as a printer control language option.

         SIGS Controller. In fall 1997, Kentek expects to introduce its SIGS controller system, which will be used on its K40DX printer. The SIGS controller uses an Intel Pentium(R) processor and an industry standard motherboard with 16 to 128 MB of RAM permitting a quick and straightforward upgrade path as faster processors become available. In addition, the board incorporates a PCI Bus permitting the addition of industry standard connectivity add-on cards. The controller will use a Kentek developed PCI BUS compatible multi-function card to interface with the machine controller. Also, the SIGS controller is based on the Lynx operating system and Xionic's intelligent peripheral systems software, Postscript Level II and PCL5, all industry standards. The Company believes that the use of such standards lowers its cost and reduces the time to market when compared to products with a more proprietary design.

         Consumables. The Company is the exclusive manufacturer of consumable supplies for its printers, with the exception of toner, which is manufactured exclusively for Kentek to its specifications. The Company's consumable products are subject to remanufacturing or recycling by others. Although the Company believes it has not historically lost a substantial amount of revenue to recycling or remanufacturing competition, there is no assurance that the Company will not be materially and adversely effected by such competition in the future. Kentek has recently initiated work to develop its own line of remanufactured consumables.

PRODUCT DEVELOPMENT

         The Company believes that the development of new products and the enhancement of existing products are essential to its future success. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Accordingly, the Company believes that its success depends to a significant extent on its ability to enhance existing products and to develop technologically advanced and cost-effective new products that meet a wide range of changing customer needs and achieve market acceptance. The Company intends to continue to devote a substantial portion of its resources to research and development of high speed non-impact printers, printer controllers, paper handling devices and software and consumable supply products. The Company attempts to maintain its technological competitiveness and position its products attractively by working with its customers to plan products that meet end-users' needs.

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

         KW Product Line: The KW product line will offer a series of printers with speeds ranging from 60 to 90 ppm or more with an initial introduction of a 60 ppm printer and will incorporate new features specifically addressing concerns of the production systems, print-on-demand and network computing market segments. This will enable the Company to bring high-range performance to the mid-range market segment.

         The KW product line is a new design that will incorporate many of the fundamental characteristics of Kentek's existing products, including a straight paper path, high-speed and flexible controllers and software, and high reliability. Further, the standard KW printer will support wide format paper, increased paper handling capacity, 600 dpi resolution, duplex printing, and a full-speed highlight color option. The KW product line also will include the SIGS controller system, a scaleable Pentium-based controller motherboard, a PCI Bus that will increase data transfer rates and enable easy integration of co-processors, and a multiple-connectivity feature that will ease all types of network connectivity. The Company believes that the adoption of these industry-standard processors and communication protocols will decrease the development and engineering cycles associated with implementing future product enhancements. In addition, the Company is designing consumable supplies for its KW printer line that will extend the life span of each component and reduce per page printing costs. The KW printers will be manufactured by Kentek in Boulder, Colorado. The Company believes that locating manufacturing in the United States rather than in Japan will reduce manufacturing costs and exposure to currency fluctuations.

         In addition to printers and controllers, Kentek is developing pre- and post-processing devices such as staplers, stackers and media feeders that are targeted for specialized needs of Kentek's customers. By focusing on the needs of specific vertical markets, the Company believes it can increase its competitive position in the mid-range market.

         The Company maintains product development centers in Boulder, Colorado for controller and software development, and in Nagano, Japan, for printer engine and new consumable supply product design. As of June 30, 1997 the Boulder facility employed 60 engineering staff and Nagano employed 30 engineering staff. The Company's R&D expenditures for fiscal years ending June 30, 1997, 1996, 1995 were $8,601,000, $6,175,000 and $5,357,000 respectively.


CUSTOMERS, MARKETING AND SUPPORT

         The Company distributes its printers exclusively through sales to OEM customers and system integrators. In fiscal 1997 net sales to each of Lexmark, Tally and Oce Printing Systems constituted greater than 10% of the Company's total net sales. Financial information regarding sales to principal customers is presented in Note 9 of the notes to consolidated financial statements which appear elsewhere in this Form 10-K. The loss or decline of sales to Lexmark, Tally or Oce Printing Systems could have a material adverse affect on the Company's business, results of operations and financial condition.

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

         Kentek supports its customers through an array of sales literature, technical support and joint sales calling on VAR's or end-users. The Company identifies commercial niches where there is a strong need for the high reliability, high duty cycle and continuous operation features of

Kentek printers, then identifies new or existing customers that can penetrate that marketplace. In this manner, Kentek is able to leverage the resources of its sales and marketing organization.

         Consumable supply products for Kentek's printers, excluding toner, are manufactured exclusively by Kentek and distributed principally through its customers. In addition, certain consumable supplies are distributed through third party resellers. Customers sell these consumable supply products and spare parts directly to their customers through resellers of their computer systems, or to independent supplies resellers for sale to such customers. The Company also sells its products directly to supplies distributors, where such sales do not adversely affect the Company's OEM customers. The Company purchases toner manufactured exclusively to Kentek's specifications by outside suppliers.

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

         The Company needs to maintain only a small sales organization because the Company does not sell directly to end-users and has considerable sales leverage from its customers' sales forces. As of June 30, 1997, the Company's sales and marketing organization consisted of sixteen persons, of whom fourteen are based in three locations in the United States, and two are located at a single office in Europe. The Company complements its field sales support with in-house technical sales personnel and a product support department to provide technical training and product support to its customers. Financial information about foreign and domestic sales, operating income and assets is presented in
Note 14 of the notes to consolidated financial statements which appear elsewhere in this Form 10-K.

         The Company provides a two-year warranty against defects in the Company's printer products. The Company warrants its consumable supply products against manufacturing defects with an industry standard "out-of-box" warranty. Use of consumable supply products not manufactured or approved by Kentek voids the user's warranty for both the printer and the consumable supply products. The Company believes that its commitment to quality has resulted in low warranty expense. In each of the fiscal years ended June 30, 1997, 1996, and 1995, the Company incurred warranty expenses of $300,883, $358,634 and $343,796 respectively.

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

         The Company procures all of its component parts from outside suppliers including proprietary components associated with the production of both the printer products and the consumable supply products. Although the Company generally purchases from multiple vendors, certain of the Company's parts and components are obtained entirely or substantially from a single source. The Company owns all of the unique tooling and mask work used for production of these parts. The tools for producing component parts of the printer engines reside with component suppliers in Japan, while tooling designed and produced for manufacturing the components of the consumable supply products are located mostly in the United States. The Company employs proprietary ASICs in its controller products and relies on contract manufacturers to assemble its printed circuit boards. In fiscal year 1995, the Company completed a two year plan to relocate all consumable supplies' manufacturing from Japan to Boulder, CO. The Company currently sources over 70% of its piece-part volume and 55% of the cost of the components for its consumable supplies in the United States. The Company believes that this has reduced its manufacturing costs and also reduced its exposure to currency fluctuation.

         The Company has significant operations in Japan, where certain components of its printers are sourced, designed and manufactured. Operating expenses and production costs related to Kentek's Japanese operations are subject to fluctuations in the dollar-yen exchange rate. The Company mitigates a portion of its currency fluctuation risk through a contractual risk sharing provision included in its customer agreements, as well as through the purchase of forwards in the foreign exchange market.

         In November of 1996, the Company completed the sale of its 16,000 square foot facility in Tama, Japan. The facility had most recently been used for the manufacture of consumable supplies and was put up for sale when Kentek transferred their manufacturing to the United States.


BACKLOG

         Aggregate backlog as of June 30, 1997 was approximately $9.2 million, compared to approximately $9.0 million as of June 30, 1996. During fiscal 1997, a major customer of the Company placed orders for delivery of product for a time horizon greater than three months. If these excess orders were excluded from backlog calculations, total backlog would be approximately $6.8 million. The reduction in normal backlog from $9.0 million in fiscal 1996 to $6.8 million in fiscal 1997 is primarily due to the introduction by Hewlett Packard of a competing 40 page-per-minute printer, the Oce acquisition of Siemens Nixdorf, as well as Kentek's effort to improve turnaround time and deliverability for its customers. In the past, the Company's largest customers were supplied out of Japan which required them to place orders with a three-month lead time. Currently many of these customers are supplied from the Company's Boulder site with lead time of less than one month. Although this new process has reduced inventory at customer sites and improved customer satisfaction, it has also reduced the Company's backlog. In addition, Kentek experienced a slowdown in order placement for supplies during the fourth quarter of fiscal 1997.

         Backlog consists of customer orders, the majority of which are scheduled for shipment within three months following the order date. The Company also receives orders for immediate shipment which may not be reflected in backlog at any given time. Purchasers of standard products may generally cancel or reschedule orders without significant penalty, and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales. While the Company has operated historically with a 45 to 60 day backlog of orders, results of operations for a given quarter are significantly dependent on orders booked and shipped during that quarter, and increasingly becoming more dependent on orders received during the quarter.

COMPETITION

         The Company competes with many companies in the printer segment of its business, including Hewlett-Packard, Hitachi, Ricoh and Xerox, each of which sells non-impact printers and has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. For certain applications, the Company's products compete with similar speed impact printers manufactured by Genicom, Tally and Printronix. The Company expects increased competition from established and emerging printer manufacturers and resellers, including Fujitsu, Kodak and Minolta. As a result of the complexity of the printer and consumable supplies manufacturing and distribution businesses, many of the Company's principal customers are also current or potential competitors, including Genicom, IBM, Oce Printing Systems, Printronix and Tally. In addition, the Company's consumable supplies products are increasingly being remanufactured by third parties. The principal elements of competition in the Company's markets include total cost of ownership, product features, product quality and reliability, performance characteristics and responsiveness to customers.

PROPRIETARY RIGHTS

         The Company regards much of its hardware and software as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods to protect its products and technology. As of June 30, 1997, the Company had 25 U.S. patents, 12 German patents and 11 United Kingdom patents, all of which will expire in the period between July 2003 and September 2008. There can be no assurance, however, that the patents held by the Company will protect the Company's technology or provide meaningful competitive advantage. In addition, there can be no assurance that measures taken by the Company to protect its products and technology will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the Company has not applied for patents in Japan. Moreover, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States. Other companies may assert patent, copyright or other intellectual property rights against the Company. If such a claim were made against the Company, there can be no assurance that the Company would be able to obtain a license to use such technology if necessary or that such license could be obtained on terms that would not have a material adverse effect on the Company's business, and financial statements. Should the Company's products be found to infringe a third party's protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it.

EMPLOYEES

         As of June 30, 1997, the Company had a total of 257 employees including 203 full-time and 54 part-time. There were 98 full-time and 25 part-time employees in manufacturing, 16 full-time employees in sales and marketing, and 26 full-time and two part-time employees in general and administrative functions. In addition, 63 full-time and 27 part-time employees were engaged in research and development. Of the 257 employees, 186 are located in the U.S., 69 in Japan and two in Europe. The Company's employees are not represented by any union, and the Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         Kentek leases its main facilities in Boulder, Colorado and Nagano, Japan. In Boulder, the Company leases four buildings, an approximately 30,000 square foot facility for sales, marketing, research and development, and general and administrative purposes, an approximately 42,000 square foot facility for consumables manufacturing and warehousing, an approximately 11,000 square foot facility for consumable supplies recycling and an approximately 7,200 square foot building for engineering design work. The current monthly rent for the administrative facility is $26,765, and the lease agreement will expire March 31, 1999. The current monthly rent for the warehouse facility is $17,363, and the lease agreement will expire March 31, 1999. The current monthly rent on the recycling facility is $6,684, and the lease agreement will expire March 31, 1999. The current monthly rent for the engineering design facility is $6,458 and will expire March 31, 1999. In Nagano, the Company leases a total of approximately 16,500 square feet at three separate sites for manufacturing, warehousing, and research and development purposes. The current aggregate monthly rent for the three facilities is approximately $14,300, and the lease agreements will expire on March 31, 1998, February 28, 1997 and March 17, 1998. The Company also leases office space for sales offices in Detroit, Michigan, Melbourne, Florida and in Gorinchem, The Netherlands. The Company anticipates that it will require approximately 20,000 additional square feet of manufacturing space for the manufacture of the KW60 printer, which it believes is available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is currently not involved in any legal proceedings.

         On May 12, 1997, the Company settled the lawsuit brought by Printronix Corporation. The settlement included the dismissal of all charges against the Company. The completion of this lawsuit had no material impact on the Company's financial statements for the year ended June 30, 1997.

         On December 31, 1996, the Company settled the lawsuit with Rosetta Technologies Corporation. The settlement included the dismissal of all charges against the Company and significant payment of past due invoices by Rosetta. The completion of this lawsuit had no material impact on the Company's financial statements for the year ended June 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1997.

PART II.


ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Price and Dividend Information

The Company's Common Stock began trading publicly on the NASDAQ National Market under the ticker symbol KNTK on April 17, 1996. Prior to that date, there was no public market for the Common Stock. As of June 30, 1997, 6,929,345 shares of Common Stock were outstanding and the Company had approximately 93 holders of record of the Common Stock, which figure does not include those stockholders whose certificates are held by nominees. The table below sets forth the per share quarterly high and low closing prices of the Common Stock since the Company's initial public offering on April 17, 1996 as reported on the NASDAQ National Market. A cash dividend of $.02 per share for the fourth quarter was declared on August 12, 1997. It is anticipated that the Company will continue to declare quarterly dividends.


         FISCAL YEAR ENDED 6/30/97                    HIGH               LOW
         -------------------------                    ----               ---
         1st Quarter                                $10.75             $4.25
         2nd Quarter                                  6.50              4.38
         3rd Quarter                                  7.38              5.63
         4th Quarter                                  8.25              6.19

         FISCAL YEAR ENDED 6/30/96
         -------------------------

         4th Quarter                                 15.50              8.00


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

         Kentek Information Systems, Inc.
         (amounts in thousands, except per share amounts)

         SUMMARY OF OPERATIONS

                                          1997       1996       1995       1994       1993
                                        --------   --------   --------   --------   --------
         INCOME STATEMENT DATA:
         Total Net Sales                $ 56,460   $ 74,381   $ 70,192   $ 78,867   $ 55,875
         Operating income (loss)           7,249     13,277      6,406     10,026     (1,178)
         Net income (loss)                 4,761     13,102      5,035      9,647       (665)
         Net income (loss) applicable
           to common stockholders          4,761     11,750      3,556      8,326       (665)

         PER SHARE DATA:

         Net income per
           common share                 $   0.68   $   2.42   $   0.99
         Weighted average
           common shares                   7,022      5,406      5,099


         BALANCE SHEET DATA:

         Working capital                $ 48,281   $ 42,860   $ 25,506   $ 17,870   $  2,942
         Total assets                     57,652     60,245     39,711     45,450     33,705
         Long-term debt                     --          115      6,651      5,864      7,839
         Total liabilities                 6,991     14,078     17,027     29,692     27,473
         Total stockholders' equity       50,661     46,167     22,684     15,758      6,232

NOTE: Historical per share information for the years ended June 30, 1994 and 1993 is not relevant as it would differ materially from the per share data for the years ended June 30, 1997, 1996 and 1995, given the significance of the senior convertible preferred stock not being considered a common stock equivalent in computing earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

OPERATING RESULTS

COMPARISON OF FISCAL YEAR 1997 TO FISCAL YEAR 1996

         Total Net Sales. Total net sales declined 24.1% from $74,381,000 in fiscal 1996 to $56,460,000 in fiscal 1997. Printer sales constituted 24.8% and 14.8%, respectively, of total net sales in fiscal 1996 and fiscal 1997. Consumable supplies and spare parts sales constituted 75.2% and 85.2%, respectively, of total net sales in fiscal 1996 and fiscal 1997.

         Printers. Printer sales decreased 54.6% from $18,436,000 in fiscal 1996 to $8,370,000 in fiscal 1997. The decrease in printer sales was due to two major factors: 1) the introduction by Hewlett-Packard of a competing 40 page per minute printer, and 2) the Oce acquisition of Siemens Nixdorf (the Company's largest printer customer). Although Oce (formally Siemens Nixdorf) is currently purchasing printers from Kentek, total year printer volumes sold to Oce declined by 63.5% from fiscal 1996 to fiscal 1997.

         Consumable Supplies and Spare Parts Sales. Consumable supplies and spare parts sales declined 14.0% from $55,945,000 in fiscal 1996 to $48,090,000 in fiscal 1997. This decrease was due in part to customers returning to normal inventory levels after a large build-up in the last six months of fiscal 1996. In addition, lower printer sales have an immediate impact of reducing related consumable supplies and spare parts sales. Finally, older models of installed printers are being removed from service, reducing the amount of consumable supplies sales.

         Gross Profit. Gross profit declined 13.2% from $29,973,000 in fiscal 1996 to $26,017,000 in fiscal 1997. The gross margin increased from 40.3% to 46.1% in the same period. The decrease in gross profit dollars is directly attributable to the reduction in total net sales between the two years. The improved gross margin was primarily caused by reduced manufacturing and material costs as the Company realizes the benefit of moving supplies manufacturing from Japan to the United States. Furthermore, the shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to improved gross margin. The continued strengthening of the dollar in relation to the Japanese Yen also assisted in improving the gross margin.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.4% from $10,521,000 in fiscal 1996 to $10,167,000 in fiscal 1997. The decrease is a result of reduced profit sharing bonuses and sales commissions.

         Research and Development Expenses. Research and development expenses increased 39.3% from $6,175,000 in fiscal 1996 to $8,601,000 in fiscal 1997.
The increase is principally attributable to expenses associated with the continued development of the KW60 product line.

         Interest Expense and Other Income(Expense). Interest expense and other income (expense) increased from $188,000 of income in fiscal 1996 to $1,377,000 of income in fiscal 1997. This increase was realized as a result of greater cash available for investment, partially offset by an $568,000 loss recorded in November 1996 related to the sale of the Company's property in Japan.

         Income Tax Expense. Income tax expense for fiscal 1996 was $363,000, or an effective tax rate of 2.7% compared with income tax expense of $3,865,000, or an effective tax rate of 44.8% in fiscal 1997. During fiscal 1996, the Company recognized a deferred tax asset of $3,656,000 reducing income tax expense for fiscal 1996. During fiscal 1997, the sale of the Company's property in Japan caused an additional one-time tax expense of $378,000, which increased tax expense and the related effective tax rate during that period. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 8 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.


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

         Printers. Printer sales decreased by 15.2% from $21,736,000 in fiscal 1995 to $18,436,000 in fiscal 1996. The decreases in sales revenue and unit volumes are primarily the result of lower sales to IBM. This was due in large part to a decision by IBM in fiscal 1995 to purchase the competition's 30 ppm printer. Total unit sales of printers to IBM declined from 825 units and revenue of $5,318,000 in fiscal 1995 to 162 units and revenue of $1,228,000 in fiscal 1996. This reduction in printer revenue was partially offset by increased unit sales of the K40D printer. OEM printer revenue totaled $16,418,000 in fiscal 1995, increasing 4.8% to $17,208,000 in fiscal 1996.

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

         Income Tax Expense. Income tax expense for fiscal 1995 was $926,000, or an effective tax rate of 15.5%, as a result of the utilization of available net operating loss carryforwards which offset taxable income. Income tax expense for fiscal 1996 was $363,000, or an effective rate of 2.7%, due to recognition of a deferred tax asset of $3,656,000 in the period. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 8 of the notes to the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

         As of June 30, 1996, the Company has utilized all of its net operating loss and tax credit carryforwards. Therefore, management anticipates that its future net income will be less than its historical net income because of its future effective tax rate will approximate 40% compared to an effective tax rate of 2.7% and 15.5% in fiscal 1996 and 1995, respectively. The following table summarizes the adjusted pro forma effect to net income per common share assuming the Company had an effective tax rate of 40% for fiscal 1996 and 1995 and assuming the payment of the Excess Liquidation Preference ("ELP").

         ELP was a one-time dividend paid to holders of Senior Convertible Preferred Stock ("SCPS") during the Company's IPO.

                                                            FISCAL YEAR ENDED JUNE 30,
                                                            --------------------------
                                                                1996         1995
                                                             ----------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income before tax                                            $   13,465   $    5,961
     ELP                                                          1,352        1,479
     Income tax expense                                           5,386        2,384
                                                             ----------   ----------
Adjusted net income applicable to common stockholders        $    6,727   $    2,098
                                                             ==========   ==========

Adjusted net income per common share                         $     1.24   $     0.41
                                                             ==========   ==========

INTERNATIONAL SALES

         Direct sales to customers not located in the United States represented 6.0%, 11.8% and 12.0% of the Company's total net sales in fiscal years 1997, 1996 and 1995, respectively. Substantially all of the sales made by the Company in international markets are priced in dollars to eliminate currency risk. The Company's international sales are concentrated in Europe, and for the year ended June 30, 1997, 29.0% and 25.4%, respectively, of such sales were to customers located in Germany and The Netherlands. The Company believes that its recent decline in international printer sales is primarily attributable to a change in practice by certain OEM customers to purchase more products in the United States for resale abroad.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations historically through internally generated cash, investing, subordinated debt and equity financing, and bank borrowings. In November 1996, the Company sold its manufacturing facility in Tama, Japan. The proceeds from the sale were used to pay off the Company's short term debt and the remaining mortgage on the property.

         Changes in cash and cash equivalents during fiscal 1997 resulted in a net decrease of $7,776,000 as compared to an increase of $19,603,000 during fiscal 1996. The primary reasons for this decrease were the purchases of marketable securities of $16,374,000, as well as the payoff of the long-term debt associated with the sale of the Japan property. The increase of $491,000 in cash provided by operations was a result of a significant decrease in inventory and others assets partially offset by a decrease in accounts payable and accrued expenses.

         On April 17, 1996, the Company completed an initial public offering ("IPO"). The Company received net proceeds from the sale of its Common Stock of $15,623,000 after deducting underwriting discounts and commission, offering expenses totaling $1,977,000, and from the net proceeds the Company paid the ELP of $4,152,000 on the Company's SCPS.

         Changes in cash and cash equivalents during fiscal 1996 resulted in a net increase of $19,603,000 as compared to an increase during fiscal 1995 of $2,358,000. The primary factors for this increase were the net proceeds of $15,623,000, offset by the payment of ELP of $4,152,000 from the Company's IPO in April 1996, as well as $8,405,000 less cash being used in financing activities to reduce debt obligations in fiscal 1996 and a reduction in equipment purchases of $926,000, offset in part by a $1,299,000 decrease in net cash provided by operations. The primary factor for the decrease in cash provided by operations was an increase in inventory. This factor was partially offset by a decrease in accounts payable due to lower sales volume and the reduced cost of manufacturing in the U.S. as compared with Japan.

         The Company has a $5,000,000 unsecured line of credit with a bank which expires in October 1998. As of June 30, 1997, the Company had no outstanding balance under this loan. The Company does not actively draw on this line of credit, and does not anticipate drawing on this line over the next several months.

         At June 30, 1996 the Company had recorded a $3,656,000 net deferred tax asset. The Company had determined that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. This determination is based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, the Company's movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen. Management plans to reevaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. As of June 30, 1997, the net deferred tax asset totaled $3,338,000, with $490,000 classified as non-current as a result of the nature of these temporary differences. The non-current portion is attributable to property and equipment.

         Financial information about income taxes is presented in Note 8 of the Notes to Consolidated Financial Statements which appear elsewhere in this Form 10-K.

         The Company believes that funds from operations, together with its bank line, will be sufficient to meet the Company's cash requirements for at least twelve months from the date of this Form 10-K.

         The Company pays an annual cash dividend to holders of its Common Stock equal to $.08 per share, payable quarterly.

FOREIGN CURRENCY EXCHANGE

         The Company has sizable operations in Japan, and as a result, operating expenses and production costs are dependent on dollar-yen exchange rates. As the yen strengthens in relation to the dollar, Kentek's manufacturing costs and operating expenses in Japan increase, thereby adversely affecting results of operations. Kentek has a currency risk sharing arrangement with its major customers which mitigates, but does not eliminate, currency risk. The Company has taken steps to reduce this exposure by relocating approximately one-half of its manufacturing operations to the U.S. and plans to manufacture its KW printers and consumable supplies in the United States. In addition, certain of the Company's contracts with its customers contain pricing schedules that are designed to share any financial benefit or burden arising from fluctuations in the yen equally between Kentek and the customer. Currently, these schedules apply primarily to printers and spare parts, whereas most supplies are sold at fixed prices. In addition, the Company from time to time purchases forward contracts to hedge its currency exposure. As of June 30, 1997 the Company had no outstanding forward contracts.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on undiscounted future net cash flows from the use of the asset and for the measurement of the impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The adoption of SFAS No. 121 during 1997 did not materially impact the results of operations for the year ended June 30, 1997.

         During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company has elected to continue accounting for its stock-based employee compensation plans in accordance with APB No. 25 and has adopted the disclosure-only provision of SFAS No. 123 which is included at Note 7.

         During February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128, which supersedes APB No. 15, establishes new standards for computing and presenting EPS. The Company is required to adopt this Statement in fiscal year 1998, including interim periods, ending after December 15, 1997. When adopted, all prior period earnings per share data are required to be restated. The Company does not expect the adoption of this Statement to have a material effect on the Company's reported EPS amounts.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company is required to adopt this Statement in fiscal year 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact of adopting this Statement on its financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact on current financial statement disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Reports                                                                         F-2
Consolidated Balance Sheets as of June 30, 1997 and 1996                                              F-4
Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995                    F-5
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995      F-6
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995                F-7
Notes to Consolidated Financial Statements                                                            F-8
Financial Statement Schedule II - Consolidated Valuation and Qualifying Accounts                     F-16

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended June 30, 1997 listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedules of the Company for the years ended June 30, 1996 and 1995 were audited by other auditors whose reports, dated August 9, 1996, expressed unqualified opinions on those statements and schedules.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such 1997 financial statement schedule, when considered in relation to the basic 1997 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Denver, Colorado
August 8, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996. Our audits also included the consolidated financial statement schedules for each of the two years in the period ended June 30, 1996 listed in the Index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules for each of the two years in the period ended June 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




BDO Seidman, LLP
Los Angeles, California
August 9, 1996

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)


                                     ASSETS

                                                                         JUNE 30
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
Current assets:
   Cash and cash equivalents                                      $ 18,216    $ 25,992
   Marketable securities (Note 2)                                   16,374        --
   Accounts receivable, less allowance for doubtful accounts of
     $653 and $627                                                   6,213       7,098
   Inventories (Note 3)                                             10,074      13,868
   Property held for sale                                             --         5,955
   Deferred income taxes (Note 8)                                    2,848       2,750
   Other                                                             1,045         615
                                                                  --------    --------
       Total current assets                                         54,770      56,278
                                                                  --------    --------
Property and equipment:
   Land and buildings                                                  117         122
   Tooling                                                          11,189      11,536
   Furniture, fixtures and equipment                                 5,975       6,607
   Leasehold improvements                                              502         465
                                                                  --------    --------
   Total property and equipment                                     17,783      18,730
Less accumulated depreciation and amortization                      16,062      17,099
                                                                  --------    --------
         Total property and equipment, net                           1,721       1,631
                                                                  --------    --------
Deposits and other                                                   1,161       2,336
                                                                  --------    --------
       Total assets                                               $ 57,652    $ 60,245
                                                                  ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         JUNE 30
                                                                  --------------------
                                                                    1997        1996
                                                                  --------    --------
Current liabilities:
   Accounts payable                                               $  3,324    $  4,145
   Accrued expenses:
     Income taxes                                                     --         1,334
     Bonus                                                             618         860
     Other                                                           2,547       2,044
   Current maturities of long-term debt (Note 5)                      --         5,035
                                                                  --------    --------
       Total current liabilities                                     6,489      13,418
Long-term debt (Note 5)                                               --           115
Other                                                                  502         545
                                                                  --------    --------
       Total liabilities                                             6,991      14,078
                                                                  --------    --------
Commitments and contingencies (Note 10)
Stockholders' equity (Note 6):
   Common stock, $.01 par--shares authorized, 12,000;
     shares outstanding, 6,929 and 6,825                                69          68
   Additional paid-in capital                                       43,945      43,463
   Foreign currency translation adjustment                            (753)       (549)
   Retained earnings                                                 7,400       3,185
                                                                  --------    --------
       Total stockholders' equity                                   50,661      46,167
                                                                  --------    --------
       Total liabilities and stockholders' equity                 $ 57,652    $ 60,245
                                                                  ========    ========




         See accompanying notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                               YEAR ENDED JUNE 30
                                                        ------------------------------
                                                          1997       1996       1995
                                                        --------   --------   --------
Net sales (Note 9):
     Printers                                           $  8,370   $ 18,436   $ 21,736
     Consumable supplies and spare parts                  48,090     55,945     48,456
                                                        --------   --------   --------

         Total net sales                                  56,460     74,381     70,192

Cost of sales                                             30,443     44,408     48,449
                                                        --------   --------   --------
Gross profit                                              26,017     29,973     21,743
                                                        --------   --------   --------

Operating expenses:
     Selling, general and administrative                  10,167     10,521      9,980
     Research and development                              8,601      6,175      5,357
                                                        --------   --------   --------

         Total operating expenses                         18,768     16,696     15,337
                                                        --------   --------   --------

Operating income                                           7,249     13,277      6,406
Other income (expense) (Note 11)                           1,377        188       (445)
                                                        --------   --------   --------

Income before income taxes                                 8,626     13,465      5,961
Income tax expense (Note 8)                                3,865        363        926
                                                        --------   --------   --------

Net income                                              $  4,761   $ 13,102   $  5,035
                                                        ========   ========   ========

Net income applicable to common stockholders (Note 6)   $  4,761   $ 11,750   $  3,556
                                                        ========   ========   ========

Net income per common share                             $   0.68   $   2.42   $   0.99
                                                        ========   ========   ========

Weighted average common
     and common equivalent shares outstanding              7,022      5,406      5,099
                                                        ========   ========   ========



         See accompanying notes to consolidated financial statements.

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                  (THOUSANDS)




                                                  SENIOR CONVERTIBLE                   CONVERTIBLE
                                                    PREFERRED STOCK                  PREFERRED STOCK
                                                 SHARES          AMOUNT          SHARES          AMOUNT
                                              ------------    ------------    ------------    ------------
BALANCE JULY 1, 1994                                11,005    $        550           1,785    $         18

   Foreign currency translation
     adjustment                                       --              --              --              --

   Net income for the period                          --              --              --              --
                                              ------------    ------------    ------------    ------------


BALANCE JUNE 30, 1995                               11,005             550           1,785              18

   Conversion of preferred  stock
     to common (Note 6)                            (11,005)           (550)         (1,785)            (18)

   Sale of common stock, net of offering
     costs (Note 6)                                   --              --              --              --

   Payment of excess liquidation preference
     on preferred stock conversion (Note 6)           --              --              --              --

   Foreign currency translation
     adjustment                                       --              --              --              --

   Net income for the
   period                                             --              --              --              --
                                              ------------    ------------    ------------    ------------


BALANCE JUNE 30, 1996                                 --              --              --              --

   Exercise of stock options                          --              --              --              --

   Dividends paid                                     --              --              --              --

   Foreign currency translation
     adjustment                                       --              --              --              --

   Net income for the
   period                                             --              --              --              --
                                              ------------    ------------    ------------    ------------



BALANCE JUNE 30, 1997                                 --      $       --              --      $       --
                                              ============    ============    ============    ============
                                                                                              FOREIGN        RETAINED
                                                                             ADDITIONAL      CURRENCY        EARNINGS
                                                     COMMON STOCK             PAID-IN       TRANSLATION    (ACCUMULATED
                                                 SHARES         AMOUNT        CAPITAL        ADJUSTMENT       DEFICIT)
                                              ------------   ------------   ------------    ------------    ------------
BALANCE JULY 1, 1994                                   836   $          8   $     31,484    $     (1,350)   $    (14,952)

   Foreign currency translation
     adjustment                                       --             --             --             1,891            --

   Net income for the period                          --             --             --              --             5,035
                                              ------------   ------------   ------------    ------------    ------------


BALANCE JUNE 30, 1995                                  836              8         31,484             541          (9,917)

   Conversion of preferred  stock
     to common (Note 6)                              3,789             38            530            --              --

   Sale of common stock, net of offering
     costs (Note 6)                                  2,200             22         15,601            --              --

   Payment of excess liquidation preference
     on preferred stock conversion (Note 6)           --             --           (4,152)           --              --

   Foreign currency translation
     adjustment                                       --             --             --            (1,090)           --

   Net income for the
   period                                             --             --             --              --              --
                                              ------------   ------------   ------------    ------------    ------------

                                                                                                                 13,102

BALANCE JUNE 30, 1996                                6,825             68         43,463            (549)          3,185

   Exercise of stock options                           104              1            482            --

   Dividends paid                                     --             --             --              --              (546)

   Foreign currency translation
     adjustment                                       --             --             --              (204)           --

   Net income for the
   period                                             --             --             --              --             4,761
                                              ------------   ------------   ------------    ------------    ------------



BALANCE JUNE 30, 1997                                6,929   $         69   $     43,945    $       (753)   $      7,400
                                              ============   ============   ============    ============    ============



         See accompanying notes to consolidated financial statements.








               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)


                                                                                  YEAR ENDED JUNE 30
                                                                          --------------------------------
                                                                            1997        1996        1995
                                                                          --------    --------    --------
OPERATING ACTIVITIES:
     Net income                                                           $  4,761    $ 13,102    $  5,035
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                       1,281       1,648       1,818
         Loss on disposal of  property and equipment                           777         191         130
         Deferred income tax expense (benefit)                                 318      (3,656)       --
     Changes in operating assets and liabilities:
              Accounts receivable                                              885         724       7,751
              Inventories                                                    3,794      (2,122)      1,589
              Other current assets                                            (429)        129         678
              Other assets                                                     758        (181)        140
              Accounts payable and accrued expenses                         (1,937)       (118)     (6,125)
                                                                          --------    --------    --------

Net cash provided by operating activities                                   10,208       9,717      11,016
                                                                          --------    --------    --------

INVESTING ACTIVITIES:
     Purchases of marketable securities, net                               (16,374)       --          --
     Purchase of equipment                                                  (1,062)       (832)     (1,758)
     Proceeds from sale of equipment                                         4,928          12        --
                                                                          --------    --------    --------

Net cash used in investing activities                                      (12,508)       (820)     (1,758)
                                                                          --------    --------    --------

FINANCING ACTIVITIES:
     Net payment of loans and notes payable                                   --          --        (7,730)
     Principal payments of long-term debt and capital lease obligations     (5,150)        (85)       (760)
     Proceeds from issuance of common stock                                    483      17,600        --
     Dividends paid                                                           (546)       --          --
     Payment of offering costs                                                --        (1,977)       --
     Payment of excess liquidation preference on preferred stock              --        (4,152)       --
                                                                          --------    --------    --------

Net cash provided by (used in) financing activities                         (5,213)     11,386      (8,490)
                                                                          --------    --------    --------

Effect of exchange rate changes on cash                                       (263)       (680)      1,590
                                                                          --------    --------    --------

Net increase (decrease) in cash and cash equivalents                        (7,776)     19,603       2,358
Cash and cash equivalents, beginning of year                                25,992       6,389       4,031
                                                                          --------    --------    --------

Cash and cash equivalents, end of year                                    $ 18,216    $ 25,992    $  6,389
                                                                          ========    ========    ========






         See accompanying notes to consolidated financial statements.





               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         Kentek Information Systems, Inc. (the "Company") is a supplier of mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company was incorporated under the laws of the State of Delaware in 1981. The Company's operations in the U.S. consist of manufacturing facilities in Boulder, Colorado, which are used to manufacture the consumable supply products. The Company's principal subsidiary, Nippon Kentek Kaisha Ltd., a Delaware corporation ("Nippon Kentek"), is engaged in research and development and manufacturing-related activities in Japan. The Company designs and engineers its printer engines and supervises their assembly under contract with a Japanese company. The Company distributes its printers, consumable supplies and spare parts exclusively through sales to OEM customers and systems integrators.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of Nippon Kentek. All significant intercompany balances and transactions have been eliminated in consolidation.

         Foreign Currency Translation - The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are included in stockholders' equity.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         In addition, management has estimated reserves for inventory obsolescence, uncollectible accounts receivable and warranty reserves based upon historical and developing trends, aging of items, and other information it deems pertinent to estimate collectibility and realizability. It is possible that these reserves may change within a year, and the effect of the change could be material to the consolidated financial statements.

         Cash Equivalents - The Company considers cash, money market accounts and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Marketable Securities - Management has determined that the company's marketable security portfolio consists of both available-for-sale and trading securities.

         Marketable securities classified as available-for-sale are available to support current operations and to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotations. Unrealized gains and losses, net of tax, are excluded from earnings and included as a separate component of stockholders' equity. Realized gains and losses are included in other income (expense).

         Marketable securities classified as trading securities are carried at fair value based upon market quotations. Accordingly, net realized and unrealized gains and losses on trading securities are included in earnings.

         Concentrations of Credit Risk - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalent balances in excess of the insurance provided by federal insurance authorities, marketable securities and accounts receivable.

         The Company's cash equivalents are placed with a major financial institution and are primarily invested in investment grade commercial paper with an average original maturity of three months or less and money market accounts. The Company's marketable securities consist of commercial paper and various equity securities. The exposure to loss resulting from the concentrations of credit risk with respect to accounts receivable is limited due to generally short payment terms and the customers' dispersion across geographic areas. The Company performs ongoing credit evaluation of its customers financial condition and generally requires no collateral from its customers.

         Inventories - Inventories are valued at the lower of cost (determined primarily by the weighted moving average method) or market.

         Property, Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed by the straight-line method for tooling and accelerated methods for substantially all other assets over the following estimated useful lives:

                                                                    YEARS
                                                                    -----
         Tooling                                                        3
         Furniture, fixtures and equipment                            3-7
         Leasehold improvements                             Term of Lease






         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax liability computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income.

         Stock Option Plans - The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

         Net Income Applicable to Common Stockholders - For the years ended June 30, 1996 and 1995, net income has been reduced by the Excess Liquidation Preference ("ELP") (Note 6) attributable to the Senior Convertible Preferred Stock ("SCPS") totaling $1,352,000 and $1,479,000 respectively, in computing net income applicable to common stockholders.

         Net Income Per Common Share - Net income per common share is computed using net income and the weighted average number of common shares (1,258,000 and 836,000 as of June 30, 1996 and 1995) and common equivalent shares outstanding. Common equivalent shares include convertible preferred stock which was converted into common stock at the completion of the Company's IPO (3,789,000 shares as of June 30, 1996 and 1995) (Note 6) and those shares issuable upon the assumed exercise of dilutive stock options as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83 (359,000 and 474,000 shares as of June 30, 1996 and 1995). Pursuant to SAB No. 83, options granted within one year of the IPO which have an exercise price less than the IPO price are treated as outstanding for all periods presented. Earnings per share is computed using the treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the assumed exercise of such options to repurchase shares of the Company's common stock at the IPO price.

         Revenue Recognition and Product Warranty - Sales of printers, consumable supplies and spare parts are recorded upon shipment to customers. The Company warrants its printers against defects in design, materials and workmanship for two years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

         Research and development - Costs incurred in connection with research and development activities are expensed as incurred.

         New Accounting Pronouncements - During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on undiscounted future net cash flows from the use of the asset and for the measurement of the impairment loss. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The adoption of SFAS No. 121 during 1997 did not materially impact the results of operations for the year ended June 30, 1997.

         During October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25. Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Company has elected to continue accounting for its stock-based employee compensation plans in accordance with APB No. 25 and has adopted the disclosure-only provision of SFAS No. 123 which is included at Note 7.

         During February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128, which supersedes APB No. 15, establishes new standards for computing and presenting EPS. The Company is required to adopt this Statement in fiscal year 1998, including interim periods ending after December 15, 1997. When adopted, all prior period earnings per share data are required to be restated. The Company does not expect the adoption of this Statement to have a material effect on the Company's reported EPS amounts.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company is required to adopt this Statement in fiscal year 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact of adopting this Statement on its financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact on current financial statement disclosures.

         Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.






               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  MARKETABLE SECURITIES

         In 1997, the Company adopted FASB Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires an entity to categorize its investments as held-to-maturity, available-for-sale, or trading securities, according to the use of investment, and to record unrealized gains and losses in net income or as separate component of stockholders' equity, depending on the investment's classification. As of June 30, 1997, the Company holds $8,215,000 in available-for-sale securities and $8,159,000 in trading securities.

         As of June 30, 1997, available-for-sale and trading securities consisted of the following (in thousands):

                                                   GROSS        GROSS    ESTIMATED
                                                 UNREALIZED  UNREALIZED    FAIR
                                       COST        GAINS       LOSSES      VALUE
                                     ---------   ---------   ---------   ---------
Available-for-sale Securities
        Bank and corporate debt      $   8,215   $    --     $    --     $   8,215

Trading Securities - Equities            8,000         159        --         8,159
                                     ---------   ---------   ---------   ---------

        Total                        $  16,215   $     159   $    --     $  16,374
                                     =========   =========   =========   =========

        During fiscal year 1997, proceeds from sales of available-for-sale securities totaled $4,014,000. Gross realized gains and losses on sales of available-for-sale securities were not material. Net unrealized holding gains on trading securities of $159,000 have been included in net income for the fiscal year ended June 30, 1997.

3.  INVENTORIES

         Inventories consist of the following net of allowance:

                                                                           JUNE 30
                                                                      -----------------
                                                                       1997      1996
                                                                      -------   -------
                                                                          (THOUSANDS)
Finished printers, consumable supplies and spare parts                $ 6,064   $ 6,183
Raw materials                                                           4,010     7,685
                                                                      -------   -------
                                                                      $10,074   $13,868
                                                                      =======   =======

4.  REVOLVING CREDIT AGREEMENT

         The Company has an unsecured revolving line-of-credit agreement with a bank, which expires October 31, 1998. The available loan amount is $5,000,000. The line-of-credit agreement provides for interest at the bank's prime rate. The Company must meet certain financial ratio requirements under the terms of the agreement. At June 30, 1997 and 1996, no amounts were drawn on the line-of-credit.

5.  LONG-TERM DEBT

         Long-Term debt consisted of the following:

                                                                  JUNE 30
                                                           ---------------------
                                                             1997        1996
                                                           ---------   ---------
                                                                (THOUSANDS)
Bank loan - 3.35% - 4.1%, due July, 1996                   $    --     $   4,959
Obligations under capital lease                                 --           171
Other                                                           --            20
                                                           ---------   ---------
                                                                --         5,150
Less current maturities                                         --         5,035
                                                           ---------   ---------
                                                           $    --     $     115
                                                           =========   =========

         Property and equipment at June 30, 1996 includes equipment under capital leases with a total cost of $276,000 and accumulated depreciation of $214,000. The capital leases were paid in full in advance of the due date during fiscal year 1997.








6.  CAPITAL STOCK

     On April 17, 1996, the Company completed its IPO of 2,200,000 shares at $8 per share. The Company sold 2,200,000 shares and an additional 300,000 shares were sold by non-management stockholders. An additional 375,000 shares were sold by non-management stockholders to cover over-allotments 30 days after the IPO. The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

     Effective immediately prior to the IPO, the outstanding SCPS and Convertible Preferred Stock ("CPS") were converted into common stock and the SCPS and CPS authorized shares were canceled. The SCPS was voting and had a primary liquidation preference of $1 per share, plus the aggregate amount of the ELP. ELP accrued on the SCPS at an annual rate of 12%. On April 23, 1996, the ELP of approximately $4,152,000 was paid to SCPS holders, and the SCPS shares were converted into common stock at a conversion rate of 1.3869245 shares of common stock per SCPS share.

7.  STOCK OPTION PLAN

         The Company currently has one stock option plan, the 1992 Stock Option Plan ("the Plan"). The Plan provides for the grant of incentive stock options to officers, directors, and employees of the Company. The Company has reserved 1,250,000 shares of its authorized common stock for stock options to be granted under the plan. The Plan provides for the grant of stock options, including incentive stock options and non-statutory stock options. At June 30, 1997, there were 497,771 shares available for future stock option grants. The following table summarizes information on stock option activity for the Plan:

                                                 EXERCISE PRICE         WEIGHTED AVERAGE
                              NUMBER OF SHARES     PER SHARE       EXERCISE PRICE PER SHARE
                              ----------------     ---------       ------------------------
Outstanding at
     July 1, 1995                 344,112        $3.24 - $6.49               $4.13
     Granted                      378,575                $6.49               $6.49
     Expired                      (41,685)       $3.24 - $6.49               $4.43
                                  -------

Outstanding at
     June 30, 1996                681,002        $3.24 - $8.38               $5.43
     Granted                      117,000        $6.00 - $7.88               $6.48
     Exercised                   (104,817)       $3.24 - $6.49               $4.61
     Canceled and expired         (45,772)       $3.24 - $8.38               $6.61
                                  -------

Outstanding at
     June 30, 1997                647,413        $3.24 - $7.88               $5.67
                                  =======

     Options issued to officers and employees under the Plan vest proportionately over three years on each of the first, second, and third anniversary dates of the option grant date and expire in five years. Subsequent to July 1, 1997, all stock option grants will have a ten year life. Options issued to directors under the Plan vest 100% six months after the grant date and expire in ten years.

     The Company accounts for stock options issued to officers, directors and employees using the intrinsic value method prescribed by APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued under the Plan. Had compensation expense for the Plan been determined based on the fair value at the grant date of awards under those plans consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                         6/30/97                6/30/96
                                         -------                -------
Net income - as reported               $4,761,000            $13,102,000
Net income - pro forma                 $4,437,000            $12,995,000

Earnings per share - as reported            $0.68                  $2.42
Earnings per share - pro forma              $0.64                  $2.40

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model at the weighted average price of $3.20 with the following assumptions used for grants in 1997 and 1996; risk-free interest rate of 6.00% in 1997 and 6.47% in 1996; annual dividend of $.08; expected life of five years; and expected volatility of 57.00% in 1997 and 51.50% in 1996. The outstanding stock options at June 30, 1997 have a weighted average contractual life of four years.

     The following table summarizes information about stock options outstanding under the Plan as of June 30, 1997:

                                                                          WEIGHTED                                 WEIGHTED
                               NUMBER         WEIGHTED AVERAGE             AVERAGE             NUMBER      AVERAGE EXERCISE
          RANGE OF        OUTSTANDING                REMAINING            EXERCISE        EXERCISABLE                 PRICE
   EXERCISE PRICES         AT 6/30/97         CONTRACTUAL LIFE               PRICE         AT 6/30/97           EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
             $3.24            107,938                   1 YEAR               $3.24            107,938                 $3.24
      3.24 TO 6.49             43,380                  2 YEARS                6.13             43,380                  6.13
              6.49             70,116                  3 YEARS                6.49             23,369                  6.49
      6.49 TO 6.63            202,998                  4 YEARS                6.50            127,186                  6.49
      3.24 TO 6.00             41,556                  5 YEARS                5.23             11,556                  3.24
              3.24             34,978                  6 YEARS                3.24             34,978                  3.24
      3.24 TO 6.49             14,638                  7 YEARS                5.87             14,638                  5.87
              6.49             10,477                  8 YEARS                6.49             10,477                  6.49
      6.38 TO 7.88             58,332                  9 YEARS                6.49             56,483                  6.49
      5.64 TO 7.88             63,000                 10 YEARS                6.60             36,000                  5.64
---------------------------------------------------------------------------------------------------------------------------
    $3.24 TO $7.88            647,413                                        $5.67            466,005                 $5.29
===========================================================================================================================

8.  TAXES ON INCOME

         Taxes on income consisted of the following:

                                                          YEAR ENDED JUNE 30
                                                     -----------------------------
                                                      1997       1996       1995
                                                     -------    -------    -------
                                                               (THOUSANDS)
Current expense:
     Federal                                         $ 3,072    $ 3,273    $   845
     State                                               475        746         51
     Foreign                                            --         --           30
                                                     -------    -------    -------
                                                       3,547      4,019        926
                                                     -------    -------    -------
Deferred expense (benefit):
     Federal                                             215      1,035      1,632
     State                                               103         55        210
                                                     -------    -------    -------
                                                         318      1,090      1,842
Valuation allowance                                     --       (4,746)    (1,842)
                                                     -------    -------    -------
                                                         318     (3,656)      --
                                                     -------    -------    -------
Income tax expense                                   $ 3,865    $   363    $   926
                                                     =======    =======    =======

         The components of the net deferred tax asset are shown below:

                                                           JUNE 30
                                                     -------------------
                                                       1997       1996
                                                     --------   --------
                                                        (THOUSANDS)
Inventories                                          $  1,694   $  1,740
Accrued expenses and other                                730        654
Property and equipment                                    710      1,018
Accounts receivable allowance                             204        244
                                                     --------   --------
Net deferred tax asset                               $  3,338   $  3,656
                                                     ========   ========

         The net deferred tax asset at June 30, 1996 was $3,656,000. The current portion of $2,750,000 is a result of temporary differences which primarily reverse annually. The remaining non-current portion of $906,000 is attributable to property and equipment.

         The net deferred tax asset $3,338,000 at June 30, 1997 is realizable as the Company has determined, based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, its movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen, that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. Management plans to re-evaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. Components of the net deferred tax asset, other than property and equipment, primarily reverse annually. As a result of the nature of these temporary differences, $490,000 of the net deferred tax asset at June 30, 1997 is classified as non-current. The non-current portion which is included in deposits and other assets is attributable to property and equipment.

         A reconciliation of the effective tax rates to the federal statutory rate is shown below:

                                                              YEAR ENDED JUNE 30
                                                          ----------------------------
                                                            1997      1996       1995
                                                          -------   -------    -------
                                                                  (THOUSANDS)
Federal and state income tax computed at statutory rate   $ 3,217   $ 4,578    $ 2,027
Reduction of valuation allowance                             --      (4,746)    (1,842)
Alternative minimum tax                                      --        --          773
Other permanent differences                                   648       531        (32)
                                                          -------   -------    -------
Tax expense                                               $ 3,865   $   363    $   926
                                                          =======   =======    =======

9.  SALES TO PRINCIPAL CUSTOMERS

  Transactions

         Sales to customers and their affiliates which were 10% or more of total net sales are shown below:

                                                         YEAR ENDED JUNE 30
                                                     --------------------------
                                                      1997      1996      1995
                                                     ------    ------    ------
Customer A                                                5%        6%       14%
Customer B                                               34        32        32
Customer C                                               14        16        12
Customer D                                                2        10         8
Customer E                                               15        10         5

10.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

  Operating Leases

         The Company leases office and warehouse space under operating leases expiring at various dates through the year 2001. Rent expense for the years ended June 30, 1997, 1996 and 1995 was $928,000, $980,000 and $1,106,000.
Future minimum lease payments under operating leases are as follows:

       YEAR ENDING
        JUNE 30,                                                   (THOUSANDS)
        --------                                                   -----------
         1998                                                        $   703
         1999                                                            526
         2000                                                              5
         2001                                                              2
                                                                      ------
                                                                      $1,237
                                                                      ======

Employment Agreement

         On April 1, 1989, the Company entered into an Employment Agreement with the President and Chief Executive Officer. The Employment Agreement, as amended, provides for an annual salary of $252,000, an annual bonus equal to 1.5% of the Company's pre-tax profits for each fiscal year and automobile allowance of $800 per month. The Employment Agreement can be terminated by the Company by written notice at any time and in such event, the President and Chief Executive Officer is entitled to a monthly severance payment equal to his then current monthly salary for a period of six months after such termination. In addition, the President and Chief Executive Officer is obligated not to solicit any employees to leave employment of the Company for a period of three years after termination of his employment. As of June 30, 1997, 1996 and 1995 bonuses of approximately $129,000, $202,000 and $80,000 have been recorded.

  Profit-Sharing Plan

         The Company has a savings and profit-sharing plan which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of the employee's salary. The Company contributions are vested 20% per year beginning with the second year of service. During the years ended June 30, 1997, 1996 and 1995 the Company's contributions to the plan were $73,000, $53,000 and $103,000.

  Related Party Transactions

         Consulting services are provided to the Company by the Chairman of the Board of Directors. Consulting expense for these services for the years ended June 30, 1997, 1996 and 1995 were approximately $81,000, $78,000 and $87,500.






11.  OTHER INCOME (EXPENSE)

         Other income (expense) consisted of the following:

                                                        YEAR ENDED JUNE 30
                                                  -----------------------------
                                                    1997       1996       1995
                                                  -------    -------    -------
                                                            (THOUSANDS)
Interest expense                                  $   (96)   $  (253)   $  (844)
Litigation settlement                                --         --         (325)
Foreign currency exchange gain                       --         --          338
Interest income and investment income               2,000        520        347
Loss on sale of assets held for sale                 (568)      --         --
Miscellaneous                                          41        (79)        39
                                                  -------    -------    -------
Other income (expense)                            $ 1,377    $   188    $  (445)
                                                  =======    =======    =======

12.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED JUNE 30
                                                        ------------------------
                                                         1997     1996     1995
                                                        ------   ------   ------
                                                               (THOUSANDS)
Supplemental cash flow information:
     Cash paid during the year for:
         Interest                                       $   25   $  233   $  655
         Income taxes                                   $5,304   $3,251   $  391

Non-cash activities: Preferred stock of $568,000 was converted into common stock during the year ended June 30, 1996.


13.  CONTINGENCIES

         On May 12, 1997, the Company settled the lawsuit brought by Printronix Corporation. The settlement included the dismissal of all charges against the Company. The completion of this lawsuit had no material impact on the Company's financial statements for the year ended June 30, 1997.

         On December 31, 1996, the Company settled the lawsuit with Rosetta Technologies Corporation. The settlement included the dismissal of all charges against the Company and significant payment of past due invoices by Rosetta. The completion of this lawsuit had no material impact on the Company's financial statements for the year ended June 30, 1997.

         The Registrant is currently not involved in any legal proceedings.

14.  OPERATIONS BY GEOGRAPHIC AREA

         During the years ended June 30, 1997, 1996 and 1995 the Company had foreign and domestic sales, operating income and assets as shown below:

                                   U.S.              JAPAN            EUROPE            TOTAL
                                   ----              -----            ------            -----
                                                          (THOUSANDS)
1997
     Net Sales                    $53,045        $      --          $  3,415          $56,460
     Operating income               6,811               --               438            7,249
     Assets                        54,246            3,195               211           57,652
1996
     Net Sales                    $65,640        $      --          $  8,741          $74,381
     Operating income              11,717               --             1,560           13,277
     Assets                        49,521           10,460               264           60,245
1995
     Net sales                    $61,766        $      --          $  8,426          $70,192
     Operating income               5,637               --               769            6,406
     Assets                        23,686           15,780               245           39,711



15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments as June 30, 1997 and 1996 are as follows:

                                     1997              1997             1996          1996
                                   CARRYING          ESTIMATED        CARRYING      ESTIMATED
                                    AMOUNT          FAIR VALUE         AMOUNT      FAIR VALUE
                                   --------          ---------        --------      ---------
                                                           (IN THOUSANDS)
Cash and cash equivalents         $  18,216          $  18,216       $  25,992      $  25,992
Marketable securities                16,374             16,374              --             --
Long and short-term debt                 --                 --           5,150          5,150

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents - The carrying amount approximates fair value. Marketable securities - The carrying amount is based on quoted market prices. Long and short-term debt - The carrying amount approximates fair value.




               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

 FINANCIAL STATEMENT SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                  (THOUSANDS)

                                                 YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                               ---------------------------------------------
                                                           ADDITIONS
                                              BALANCE AT   CHARGED TO              BALANCE AT
                                             BEGINNING OF  COSTS AND                END OF
                                                PERIOD     EXPENSES   DEDUCTIONS    PERIOD
                                               ---------   ---------   ---------   ---------
Year Ended June 30, 1997:
     Allowance for doubtful accounts           $     627   $     138   $     112   $     653
     Allowance for inventory                       3,548       1,023         426       4,145
     Deferred tax asset valuation allowance         --          --          --          --
                                               ---------   ---------   ---------   ---------
                                               $   4,175   $   1,161   $     538   $   4,798
                                               =========   =========   =========   =========


Year Ended June 30, 1996:
     Allowance for doubtful accounts           $     686   $    --     $      59   $     627
     Allowance for inventory                       2,336       1,725         513       3,548
     Deferred tax asset valuation allowance        4,746        --         4,746        --
                                               ---------   ---------   ---------   ---------
                                               $   7,768   $   1,725   $   5,318   $   4,175
                                               =========   =========   =========   =========

Year Ended June 30, 1995:
     Allowance for doubtful accounts           $     965   $     180   $     459   $     686
     Allowance for inventory                       1,654         762          80       2,336
     Deferred tax asset valuation allowance        6,588        --         1,842       4,746
                                               ---------   ---------   ---------   ---------
                                               $   9,207   $     942   $   2,381   $   7,768
                                               =========   =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 9, 1997, the Company orally dismissed BDO Seidman LLP ("BDO") as its principal accountant. The Company confirmed the dismissal of its principal accountant in a letter to BDO dated May 12, 1997. The decision to dismiss BDO was approved by the Company's Audit Committee of the Board of Directors.

         The BDO reports on the Company's consolidated financial statements for each of the years ended June 30, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to audit scope or accounting principles.

         During fiscal years 1996 and 1995 and any subsequent interim period preceding the dismissal of BDO, the Company is not aware of any "disagreements" between the Company and BDO or "reportable events" as defined in Item 304 of Regulation S-K.

         On May 29, 1997, the Board of Directors of the Company authorized the engagement of the firm of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year 1997 audit.

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

                   1. Financial Statements: The financial statements of the Company are included in Item 8 of this report. See Index to Financial Statements (F-1) on Page 12.

                   2. Financial Statement Schedules: Financial statement schedules required under the related instructions are applicable for the period ended June 30, 1997, 1996 and 1995, and are therefore included in Item 8.

                   3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index below.

(b)      Reports on Form 8-K.

                   1. On May 16, 1997, the Company filed a report on Form 8-K in which it reported the dismissal of BDO Seidman LLP as its principal accountant effective as of that date.

                   2. On May 27, 1997, the Company filed an amended report on Form 8-K/A to include the response letter of BDO Seidman LLP.

                   3. On June 3, 1997, the Company filed a report on Form 8-K in which it reported the engagement of Deloitte & Touche LLP as independent auditors for fiscal year ended June 30, 1997.

                                    EXHIBITS

EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT
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

10.12(a)+         -- Security Agreement between the Registrant and the Dai-Ichi
                     Kangyo Bank, Limited, dated as of July 2, 1992, as amended.

10.12(b)+         -- Guaranty between the Registrant and The Dai-Ichi Kangyo
                     Bank, Limited, dated as of July 2, 1992.

10.13+            -- Credit and Security Agreement between the Registrant and
                     Colorado National Bank, dated as of November 2, 1994, as amended.

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

10.16+            -- Letter Agreement between the Registrant and Lexmark
                     International, Inc., dated May 10, 1993.

10.17+            -- Addendum Agreement between the Registrant and Lexmark
                     International, Inc., dated November 17, 1994.

10.18+            -- Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.

10.19+            -- Purchase Agreement between the Company and Siemens Nixdorf
                     Printing Systems, L.P., dated February 3, 1992, as amended.

10.20++           -- Purchase Agreement between the Company and Tally Printer
                     Corporation, dated April 20, 1996 and Amendment No. 1 to the Purchase Agreement, dated April 16, 1997.

10.21             -- Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 18, 1997, and Assignment and Consent Agreement, dated March 31, 1997.

13.1*             -- Report on Form 10-Q for the period ending March 31, 1997.

13.2**            -- Report on Form 10-Q for the period ending December 31,
                     1996.

13.3***           -- Report on Form 10-Q for the period ending September 30,
                     1996.

21.1+             -- List of subsidiaries of the Registrant.

27                -- Financial Data Schedules.

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Certain confidential information contained in this document has been filed with the Securities and Exchange Commission pursuant to Rule 2.4(b)(2) of the Securities Exchange Act of 1934, as amended.

*        Previously filed with the Commission on May 15, 1997.

**       Previously filed with the Commission on February 13, 1997.

***      Previously filed with the Commission on November 13, 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KENTEK INFORMATION SYSTEMS, INC.

                                  By       /s/  PHILIP W. SHIRES
                                           Philip W. Shires
                                           President and Chief Executive Officer
                                           September 19, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                             DATE
---------                                -----                                             ----
/s/      PHILIP W. SHIRES
         Philip W. Shires                President, Chief Executive Officer
                                         and Director (Principal Executive Officer)        September 19, 1997
/s/      CRAIG G. LAMBORN
         Craig G. Lamborn                Vice President, Finance and Administration
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)      September 19, 1997

/s/      HOWARD L. MORGAN*
         Howard L. Morgan                Chairman of the Board                             September 19, 1997

/s/      I. JIMMY MAYER*
         I. Jimmy Mayer                  Director                                          September 19, 1997

/s/      JUSTIN J. PERREAULT*
         Justin J. Perreault             Director                                          September 19, 1997

/s/      JAMES H. SIMONS*
         James H. Simons                 Director                                          September 19, 1997

/s/      SHELDON WEINIG*
         Sheldon Weinig                  Director                                          September 19, 1997

*By:     /s/      PHILIP W. SHIRES
                  Philip W. Shires
                  Attorney-in-Fact

                                 EXHIBIT INDEX

EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT
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

10.12(a)+         -- Security Agreement between the Registrant and the Dai-Ichi
                     Kangyo Bank, Limited, dated as of July 2, 1992, as amended.

10.12(b)+         -- Guaranty between the Registrant and The Dai-Ichi Kangyo
                     Bank, Limited, dated as of July 2, 1992.

10.13+            -- Credit and Security Agreement between the Registrant and
                     Colorado National Bank, dated as of November 2, 1994, as
                     amended.

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

10.16+            -- Letter Agreement between the Registrant and Lexmark
                     International, Inc., dated May 10, 1993.

10.17+            -- Addendum Agreement between the Registrant and Lexmark
                     International, Inc., dated November 17, 1994.

10.18+            -- Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.

10.19+            -- Purchase Agreement between the Company and Siemens Nixdorf
                     Printing Systems, L.P., dated February 3, 1992, as amended.

10.20++           -- Purchase Agreement between the Company and Tally Printer
                     Corporation, dated April 20, 1996 and Amendment No. 1 to
                     the Purchase Agreement, dated April 16, 1997.

10.21             -- Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 18, 1997, and Assignment and Consent Agreement, dated March 31, 1997.

13.1*             -- Report on Form 10-Q for the period ending March 31, 1997.

13.2**            -- Report on Form 10-Q for the period ending December 31,
                     1996.

13.3***           -- Report on Form 10-Q for the period ending September 30,
                     1996.

21.1+             -- List of subsidiaries of the Registrant.

27                -- Financial Data Schedules.

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Certain confidential information contained in this document has been filed with the Securities and Exchange Commission pursuant to Rule 2.4(b)(2) of the Securities Exchange Act of 1934, as amended.

*        Previously filed with the Commission on May 15, 1997.

**       Previously filed with the Commission on February 13, 1997.

***      Previously filed with the Commission on November 13, 1996.