Form 10-Q
period 1997-09-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1997-11-14
CIK 1008938

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

               For the quarterly period ended September 30, 1997

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

          For the transition period from              to
                                         -------------  -------------
Commission file number:

                      KENTEK INFORMATION SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

         DELAWARE                              3577                       22-2406249
(State or other jurisdiction of    (Primary Standard Industrial             Employer
incorporation or organization)      Classification Code Number)       Identification Number)

2945 Wilderness Place, Boulder, CO                          80301
(Address of principal executive offices)                  (Zip code)

      Registrant's telephone number, including area code:  (303) 440-5500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  X   No___
(2) Yes  X   No___

         Number of shares outstanding of the issuer?s common stock, as of September 30, 1997:

          7,064,743 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                 --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1997 and June 30, 1996                                     3

         Consolidated Statements of Operations -
           for the three months ended September 30, 1997
           and 1996                                                                 4

         Consolidated Statements of Cash Flows -
           for the three months ended September 30, 1997
           and 1996                                                                 5

         Notes to Consolidated Financial Statements                                 6

       Item 2.  Management?s Discussion and Analysis of Financial Condition
                     and Results of Operations                                      7 - 8

PART II.         OTHER INFORMATION

       Item 1.  Legal Proceedings                                                   9

       Item 2.  Changes in Securities                                               9

       Item 3.  Defaults Upon Senior Securities                                     9

       Item 4.  Submissions of Matters to a vote of Security Holders                9

       Item 5.  Other Information                                                   9

       Item 6.  Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                         10

                                     Page 2

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                     ASSETS

                                                        September 30,        June 30,
                                                             1997              1997
                                                        --------------      ----------
                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                $ 16,497      $ 18,216
     Marketable securities                                      19,288        16,374
     Accounts receivable, net of allowance                       6,107         6,213
     Inventories (Note 2)                                       10,720        10,074
     Deferred income taxes                                       2,848         2,848
     Other                                                       1,004         1,045
                                                              --------      --------
           Total current assets                                 56,464        54,770

Property and equipment, at cost, net of
     accumulated depreciation and amortization                   1,628         1,721
Deposits and other                                               1,140         1,161
                                                              --------      --------
           Total assets                                       $ 59,232      $ 57,652
                                                              ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  3,278      $  3,324
     Accrued expenses:
        Income taxes                                               320             0
        Other                                                    3,318         3,165
                                                              --------      --------
           Total current liabilities                             6,916         6,489

Other                                                              478           502
                                                              --------      --------
           Total liabilities                                     7,394         6,991
                                                              --------      --------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares outstanding, 7,065 and 6,929                         71            69
     Additional paid-in-capital                                 44,507        43,945
     Foreign currency translation                               (1,216)         (753)
     Retained earnings                                           8,476         7,400
                                                              --------      --------
           Total stockholders' equity                           51,838        50,661
                                                              --------      --------

           Total liabilities and stockholders' equity         $ 59,232      $ 57,652
                                                              ========      ========


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Thousands, except per share data)
                                   (Unaudited)

                                                  Three months ended
                                                     September 30,
                                                ------------------------
                                                   1997          1996
                                                ---------      ---------
Net sales:
     Printers                                    $  2,239      $  2,239
     Consumable supplies and spare parts            9,415        11,813
                                                 --------      --------
Total net sales                                    11,654        14,052

Cost of sales                                       6,496         7,679
                                                 --------      --------
Gross profit                                        5,158         6,373
                                                 --------      --------

Operating Expenses:
     Selling, general and administrative            2,102         2,544
     Research and development                       1,905         2,310
                                                 --------      --------
Total operating expenses                            4,007         4,854
                                                 --------      --------

Operating income                                    1,151         1,519
Other income (expense)                                787          (544)
                                                 --------      --------

Income before income taxes                          1,938           975
Income tax expense                                    727           768
                                                 --------      --------

Net income                                       $  1,211      $    207
                                                 ========      ========

Net income applicable to common stockholders     $  1,211      $    207
                                                 ========      ========

Net income per common share                      $   0.17      $   0.03
                                                 ========      ========

Weighted average common and common
     equivalent shares outstanding                  7,166         6,996
                                                 ========      ========


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                        Three months ended
                                                           September 30,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
Operating activities:
     Net income                                        $  1,211      $    207
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                       307           298
        Loss on disposal of property and equipment            0           872
     Changes in operating assets and liabilities:
        Trade receivables                                   106         1,075
        Inventories                                        (738)         (355)
        Other current assets                               (625)         (526)
        Other assets                                        (12)          317
        Accounts payable and accrued expenses               899        (1,565)
                                                       --------      --------
Net cash provided by operating activities                 1,148           323
                                                       --------      --------

Investing activities:
     Purchase of marketable securities                   (2,914)            0
     Purchase of equipment                                 (147)         (250)
                                                       --------      --------

Net cash used in investing activities                    (3,061)         (250)
                                                       --------      --------
Financing activities:
     Principal payments of long-term debt                     0           (27)
     Proceeds from issuance of common stock                 564            75
     Dividends paid                                        (139)         (132)
                                                       --------      --------

Net cash provided by (used in) financing activities         425           (84)
                                                       --------      --------

Effect of exchange rate changes on cash                    (231)          188
                                                       --------      --------

Net increase (decrease) in cash and cash
     equivalents                                         (1,719)          177
Cash and cash equivalents, beginning of
     period                                              18,216        25,992
                                                       --------      --------
Cash and cash equivalents, end of period               $ 16,497      $ 26,169
                                                       ========      ========


                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company?s consolidated financial position and operating results for the interim periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results for the full year. These financial statements and notes should be read in conjunction with the Company?s audited annual consolidated financial statements for the year ended June 30, 1997.

Note 2.  Inventories

         Inventories consist of the following:

                                                             September 30,          June 30,
                                                                1997                  1997
                                                                ----                  ----
                                                                      (thousands)
Finished printers, consumable supplies and spare parts        $ 6,419              $  6,064
Raw Materials                                                   4,301                 4,010
                                                              -------              --------
                                                              $10,720              $ 10,074
                                                              =======              ========

Note 3.  Deferred Income Taxes

         At September 30, 1997 the Company had a deferred income tax asset in the amount of $3,338,000 ($2,848,000 classified as short term with the balance of $490,000 as long term) based on management?s assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management reviews the deferred tax asset on a quarterly basis and makes appropriate adjustments as necessary.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 1997, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Total net sales. Total net sales decreased 17.1% from $14,052,000 in the three months ended September 30, 1996 to $11,654,000 in the three months ended September 30, 1997. Printer sales revenue remained constant at $2,239,000 for both the three months ended September 30, 1996 and the three months ended September 30, 1997. Consumable supplies and spare parts sales decreased by 20.3% from $11,813,000 in the three months ended September 30, 1996 to $9,415,000 in the three months ended September 30, 1997. This decrease was due to some large customers adjusting their inventory levels before the end of the calendar year, a declining printer installed base which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturors of consumable supplies.

         Gross profit. Gross profit decreased by 19.1% from $6,373,000 in the three months ended September 30, 1996 to $5,158,000 in the three months ended September 30, 1997. The gross margin decreased from 45.4% to 44.3% in the same period. The decreases were due to lower sales of consumable supplies and spare parts during the period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 17.4% from $2,544,000 in the three months ended September 30, 1996 to $2,102,000 in the three months September 30, 1997. The decrease was a result of lower legal expenses due to settlement of all pending litigation and a decrease in bonus expense.

         Research and Development Expense. Research and development expenses decreased by 17.5% from $2,310,000 in the three months ended September 30, 1996 to $1,905,000 in the three months ended September 30, 1997. The three months ended September 30, 1996 included a higher level of expenses associated with the development of prototype KW60 series printers.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $544,000 of expense in the three months ended September 30, 1996 to $787,000 of income in the three months ended September 30, 1997 due primarily to the book loss related to the sale of the Tama property in Japan recorded in the three months ended September 30, 1996.

         Net interest income for the three months ended September 30, 1997 increased $475,000 from the three months ended September 30, 1996 as a result of greater cash available for investment.

         Income Tax Expense. Income tax expense for the three months ended September 30, 1996 was $768,000 compared to $727,000 for the three months ended September 30, 1997. Income tax expense for the three months ended September 30, 1996 included a one-time tax expense of $378,000 related to the sale of the Tama property in Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash and cash equivalents during the three months ended September 30, 1997 resulted in a net decrease of $1,719,000 as compared to an increase of $177,000 in the three months ended September 30, 1996. The primary reason for this decrease is the purchase of marketable securities of $2,914,000. The increase of $825,000 in cash provided by operations is a result of a significant increase in net income and accrued expenses.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

             The Company is currently not involved in any legal proceedings.

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



Date:    November 14, 1997                 KENTEK INFORMATION SYSTEMS, INC.


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