Form 10-K/A
period 1997-06-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1997-12-17
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-K/A

                                Amendment No. 1

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

                               TABLE OF CONTENTS

ITEM                                                             PAGE NO
----                                                             -------
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K........................................2

SIGNATURE.  .........................................................3


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

10.21+++          -- Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 18, 1997, and Assignment and Consent Agreement, dated March 31, 1997.

13.1*             -- Report on Form 10-Q for the period ending March 31, 1997.

13.2**            -- Report on Form 10-Q for the period ending December 31,
                     1996.

13.3***           -- Report on Form 10-Q for the period ending September 30,
                     1996.

21.1+             -- List of subsidiaries of the Registrant.

27+++             -- Financial Data Schedules.

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Certain confidential information contained in this document has been filed with the Securities and Exchange Commission pursuant to Rule 2.4(b)(2) of the Securities Exchange Act of 1934, as amended.

+++ Previously filed with the Commission as an exhibit to the Registrant's Form 10-K originally filed with the Commission on September 26, 1997.

*        Previously filed with the Commission on May 15, 1997.

**       Previously filed with the Commission on February 13, 1997.

***      Previously filed with the Commission on November 13, 1996.

                                  SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KENTEK INFORMATION SYSTEMS, INC.

                                  By       /s/  PHILIP W. SHIRES
                                           Philip W. Shires
                                           President and Chief Executive Officer
                                           December 17, 1997

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

10.21+++          -- Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 18, 1997, and Assignment
                     and Consent Agreement, dated March 31, 1997.

13.1*             -- Report on Form 10-Q for the period ending March 31, 1997.

13.2**            -- Report on Form 10-Q for the period ending December 31,
                     1996.

13.3***           -- Report on Form 10-Q for the period ending September 30,
                     1996.

21.1+             -- List of subsidiaries of the Registrant.

27+++             -- Financial Data Schedules.

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Certain confidential information contained in this document has been filed with the Securities and Exchange Commission pursuant to Rule 2.4(b)(2) of the Securities Exchange Act of 1934, as amended.

+++ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form 10-K originally filed with the Commission on September 26, 1997 and incorporated by reference thereto.

*        Previously filed with the Commission on May 15, 1997.

**       Previously filed with the Commission on February 13, 1997.

***      Previously filed with the Commission on November 13, 1996.