Form 10-Q
period 1997-12-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1998-02-13
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---                               Act of 1934

                For the quarterly period ended December 31, 1997

                                       or

    Transition report pursuant to Section 13 or 15(d) of the Securities
---                          Exchange Act of 1934

          For the transition period from              to
                                         -------------  --------------

Commission file number:

                        KENTEK INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                      3577                   22-2406249
        (State or other            (Primary Standard          (I.R.S. Employer
        jurisdiction of        Industrial Classification  Identification Number)
incorporation or organization)        Code Number)

2945 Wilderness Place, Boulder, CO                                   80301
(Address of principal executive offices)                           (Zip code)

      Registrant's telephone number, including area code:  (303) 440-5500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  X   No
       -----   -----
(2) Yes  X   No
       -----   -----

         Number of shares outstanding of the issuer's common stock, as of December 31, 1997:

           7,067,825 shares of Common Stock, $.01 par value per share

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1997 and June 30, 1996                                         3

         Consolidated Statements of Income -
           for the three and six months ended December 31, 1997
           and 1996                                                                    4

         Consolidated Statements of Cash Flows -
           for the six months ended December 31, 1997
           and 1996                                                                    5

         Notes to Consolidated Financial Statements                                   6-8

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                       9 - 11

PART II.         OTHER INFORMATION

       Item 1.  Legal Proceedings                                                      12

       Item 2.  Changes in Securities                                                  12

       Item 3.  Defaults Upon Senior Securities                                        12

       Item 4.  Submissions of Matters to a vote of Security Holders                  12-13

       Item 5.  Other Information                                                      13

       Item 6.  Exhibits and Reports on Form 8-K                                       13

SIGNATURES                                                                             14

PART I.   FINANCIAL INFORMATION.

Item 1.   Consolidated Financial Statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)

                                     ASSETS
                                                              December 31,      June 30,
                                                                  1997            1997
                                                                --------        --------
                                                              (Unaudited)

Current Assets:
     Cash and cash equivalents                                  $ 17,962        $ 18,216
     Marketable securities                                        18,522          16,374
     Accounts receivable, net of allowance                         5,181           6,213
     Inventories (Note 2)                                          9,812          10,074
     Deferred income taxes (Note 3)                                2,848           2,848
     Other                                                         1,505           1,045
                                                                --------        --------
           Total current assets                                   55,830          54,770

Property and equipment, at cost, net of
     accumulated depreciation and amortization                     1,667           1,721
Deposits and other                                                 1,056           1,161
                                                                --------        --------
           Total assets                                         $ 58,553        $ 57,652
                                                                ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                           $  2,416        $  3,324
     Accrued expenses                                              2,916           3,165
                                                                --------        --------
           Total current liabilities                               5,332           6,489

Other                                                                563             502
                                                                --------        --------
           Total liabilities                                       5,895           6,991
                                                                --------        --------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares outstanding, 7,068 and 6,929                           71              69
     Additional paid-in-capital                                   44,517          43,945
     Foreign currency translation adjustment                      (1,233)           (753)
     Retained earnings                                             9,303           7,400
                                                                --------        --------
           Total stockholders' equity                             52,658          50,661
                                                                --------        --------

           Total liabilities and stockholders' equity           $ 58,553        $ 57,652
                                                                ========        ========

                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three months ended              Six months ended
                                                     December 31,                   December 31,
                                               -----------------------       ------------------------
                                                  1997           1996          1997           1996
                                                  ----           ----          ----           ----

Net sales:
     Printers                                  $  1,578       $  1,533       $  3,817       $  3,772
     Consumable supplies and spare parts          9,592         10,631         19,007         22,444
                                               --------       --------       --------       --------
Total net sales                                  11,170         12,164         22,824         26,216

Cost of sales                                     5,686          6,654         12,182         14,333
                                               --------       --------       --------       --------
Gross profit                                      5,484          5,510         10,642         11,883
                                               --------       --------       --------       --------

Operating Expenses:
     Selling, general and administrative          2,227          2,643          4,329          5,187
     Research and development                     2,484          2,051          4,389          4,361
                                               --------       --------       --------       --------
Total operating expenses                          4,711          4,694          8,718          9,548
                                               --------       --------       --------       --------

Operating income                                    773            816          1,924          2,335
Other income (expense)                              775            237          1,562           (307)
                                               --------       --------       --------       --------

Income before income taxes                        1,548          1,053          3,486          2,028
Income tax expense                                  580            454          1,307          1,222
                                               --------       --------       --------       --------

Net income                                     $    968       $    599       $  2,179       $    806
                                               ========       ========       ========       ========

Net income per share: (Note 4)
             Basic                             $   0.14       $   0.09       $   0.31       $   0.12
                                               ========       ========       ========       ========
             Diluted                           $   0.13       $   0.09       $   0.30       $   0.12
                                               ========       ========       ========       ========

Weighted average shares outstanding:
             Basic                                7,067          6,843          7,029          6,840
                                               ========       ========       ========       ========
             Diluted                              7,184          6,934          7,147          6,932
                                               ========       ========       ========       ========


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                              Six months ended
                                                                December 31,
                                                          -------------------------
                                                             1997            1996
                                                             ----            ----

Operating activities:
     Net income                                           $  2,179        $    806
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                          634             787
        Loss on disposal of property and equipment               3             932
        Deferred income tax benefit                              0             348
     Changes in operating assets and liabilities:
        Accounts receivable                                  1,032           1,892
        Inventories                                            152           1,033
        Other current assets                                (1,114)           (221)
        Other assets                                           457             (55)
        Accounts payable and accrued expenses                 (492)         (3,988)
                                                          --------        --------
Net cash provided by operating activities                    2,851           1,534
                                                          --------        --------

Investing activities:
     Purchase of marketable securities, net                 (2,148)              0
     Purchase of equipment                                    (447)           (740)
     Proceeds from sale of property and equipment                0           5,223
                                                          --------        --------
Net cash provided by (used in) investing activities         (2,595)          4,483
                                                          --------        --------

Financing activities:
     Principal payments of long-term debt                        0          (5,023)
     Proceeds from issuance of common stock                    574              79
     Dividends paid                                           (279)           (274)
                                                          --------        --------

Net cash provided by (used in) financing activities            295          (5,218)
                                                          --------        --------

Effect of exchange rate changes on cash                       (805)            (12)
                                                          --------        --------

Net increase (decrease) in cash and cash
     equivalents                                              (254)            787
Cash and cash equivalents, beginning of
     period                                                 18,216          25,992
                                                          --------        --------
Cash and cash equivalents, end of period                  $ 17,962        $ 26,779
                                                          ========        ========

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results for the full year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended June 30, 1997.

Note 2.  Inventories

         Inventories consist of the following:

                                                               December 31,               June 30,
                                                                  1997                     1997
                                                                  ----                     ----
                                                                           (thousands)
Finished printers, consumable supplies and spare parts          $  5,768                 $  6,064
Raw Materials                                                      4,044                    4,010
                                                                --------                 --------
                                                                $  9,812                 $ 10,074
                                                                ========                 ========

Note 3.  Deferred Income Taxes

         At December 31, 1997 the Company had a deferred income tax asset in the amount of $3,338,000 ($2,848,000 classified as short term with the balance of $490,000 as long term) based on management's assessment that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the recognition of the deferred tax asset. Management reviews the deferred tax asset on a quarterly basis and makes appropriate adjustments as necessary.

Note 4.  Earnings Per Share

         At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All amounts presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The following table is a reconciliation of basic to diluted earnings per share for the three and six months ended December 31, 1997 and 1996:

                                                 Income           Shares               Per-Share
                                                 (Numerator)      (Denominator)        Amount

Three months ended December 31, 1997
-------------------------------------
NET INCOME                                       $  968
BASIC EPS
Income available to
  common stockholders                            $  968             7,067              $0.14
                                                                                       =====
EFFECT OF DILUTIVE SECURITIES
Stock options                                                         117
                                                                    -----

DILUTED EPS                                      $  968             7,184              $0.13
                                                 ======             =====              =====

Six months ended December 31, 1997
----------------------------------
NET INCOME                                       $2,179
BASIC EPS
Income available to
  common stockholders                            $2,179             7,029              $0.31
                                                                                       =====
EFFECT OF DILUTIVE SECURITIES
Stock options                                                         118
                                                                    -----

DILUTED EPS                                      $2,179             7,147              $0.30
                                                 ======             =====              =====

                                                 Income            Shares              Per-Share
                                                 (Numerator)       (Denominator)       Amount
Three months ended December 31, 1996
-------------------------------------
NET INCOME
BASIC EPS
Income available to
  common stockholders                            $   599            6,843              $0.09
                                                                                       =====
EFFECT OF DILUTIVE SECURITIES
Stock options                                                          92
                                                                    -----

DILUTED EPS                                      $   599            6,934              $0.09
                                                 =======            =====              =====

                                                 Income            Shares              Per-Share
                                                 (Numerator)       (Denominator)       Amount
Six months ended December 31, 1996
----------------------------------
NET INCOME
BASIC EPS
Income available to
  common stockholders                            $   806            6,840              $0.12
                                                                                       =====
EFFECT OF DILUTIVE SECURITIES
Stock options                                                          92
                                                                    -----

DILUTED EPS                                      $   806            6,932              $0.12
                                                 =======            =====              =====

         The Company declared and paid dividends of $0.02 per share for the quarter ended December 31, 1996 on February 28, 1997.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 1997, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 TO THREE MONTHS ENDED DECEMBER 31, 1996

         Total Net Sales. Total net sales decreased 8.2% from $12,164,000 in the three months ended December 31, 1996 to $11,170,000 in the three months ended December 31, 1997. Printer sales revenue increased 2.9% from $1,533,000 in the three months ended December 31, 1996 to $1,578,000 in the three months
ended December 31, 1997.   Consumable supplies and spare parts sales decreased
by 9.8% from $10,631,000 in the three months ended December 31, 1996 to $9,592,000 in the three months ended December 31, 1997. This decrease was due to a declining printer installed base which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 0.5% from $5,510,000 in the three months ended December 31, 1996 to $5,484,000 in the three months ended December 31, 1997. The gross margin increased from 45.3% to 49.1% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin. The continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 15.7% from $2,643,000 in the three months ended December 31, 1996 to $2,227,000 in the three months ended December 31, 1997. The decrease was a result of lower legal expenses in the quarter due to settlement of all pending litigation, the closing of the Haster facility in Japan and a decrease in sales and marketing expense.

         Research and Development Expense. Research and development expenses increased by 21.1% from $2,051,000 in the three months ended December 31, 1996 to $2,484,000 in the three months ended December 31, 1997. This increase was due to hiring of additional employees and prototype expenses related to the KW60 printer.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $237,000 of income in the three months ended December 31, 1996 to $775,000 of income in the three months ended December 31, 1997. This increase in income was due primarily to investments in marketable securities in the three months ended December 31, 1997. The quarter ended December 31, 1996 also included one time expenses related to the sale of the Company's Tama property in Japan.

         Income Tax Expense. Income tax expense for the three months ended December 31, 1996 was $454,000 compared to $580,000 for the three months ended December 31, 1997.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 TO SIX MONTHS ENDED DECEMBER 31, 1996

         Total Net Sales. Total net sales decreased 12.9% from $26,216,000 in the three months ended December 31, 1996 to $22,824,000 in the three months ended December 31, 1997. Printer sales revenue increased by 1.2% from $3,772,000 for the six months ended December 31, 1996 to $3,817,000 for the six months ended December 31, 1997. Consumable supplies and spare parts sales decreased by 15.3% from $22,444,000 in the six months ended December 31, 1996 to $19,007,000 in the six months ended December 31, 1997. This decrease was due to a declining printer installed base which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 10.4% from $11,883,000 in the six months ended December 31, 1996 to $10,642,000 in the six months ended December 31, 1997. The gross margin increased from 45.3% to 46.6% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin. The continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 16.5% from $5,187,000 in the six months ended December 31, 1996 to $4,329,000 in the six months December 31, 1997. The decrease was a result of lower legal expenses in the quarter due to settlement of all pending litigation, the closing of the Haster facility in Japan and a decrease in sales and marketing expense.

         Research and Development Expense. Research and development expenses increased by 0.6% from $4,361,000 in the six months ended December 31, 1996 to $4,389,000 in the six months ended December 31, 1997. The six months ended December 31, 1997 included a higher level of expenses associated with the development of prototype KW60 printers.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $307,000 of expense in the six months ended December 31, 1996 to $1,562,000 of income in the six months ended December 31, 1997 due primarily to the book loss of $932,000 related to the sale of the Tama property in Japan recorded in the six months ended December 31, 1996. Investments in marketable securities also contributed to the increase in income.

         Income Tax Expense. Income tax expense for the six months ended December 31, 1996 was $1,222,000 compared to $1,307,000 for the six months ended December 31, 1997. Income tax expense for the six months ended December 31, 1996 included a one-time tax expense of $378,000 related to the sale of the Tama property in Japan

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash and cash equivalents during the six months ended December 31, 1997 resulted in a net decrease of $254,000 as compared to an increase of $787,000 in the six months ended December 31, 1996. The primary reason for this decrease is the purchase of marketable securities of $2,148,000. This purchase was partially offset by an increase in cash provided by operations of $1,317,000 as a result of a significant increase in net income for the period ended December 31, 1997.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             The Company is currently not involved in any legal proceedings.

Item 2.    Changes in Securities

             Not applicable.

Item 3.   Defaults Upon Senior Securities

             Not applicable.

Item 4.   Submissions of Matters to a vote of Security Holders

             The Company held its Annual Meeting of Stockholders on November 14, 1997.

a) All of the nominees for director were elected with the voting results for each as follows:

             Director                     Votes for             Votes against
             --------                     ---------             -------------
         Howard L. Morgan                  5,625,038                16,400
         Philip W. Shires                  5,625,038                16,400
         I. Jimmy Mayer                    5,625,038                16,400
         Justin J. Perreault               5,625,038                16,400
         James H. Simons                   5,625,038                16,400
         Sheldon Weinig                    5,625,038                16,400

b) The following details the voting results with respect to amending the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 750,000 shares:

                          For                      2,438,551
                          Against                    378,638
                          Abstain                  1,091,085
                          Broker Non-Votes         3,156,469
                                                   ---------
                                  Total            7,064,743

c) The following details the voting results with respect to ratifying the selection of Deloitte and Touche as independent auditors for the fiscal year ended June 30, 1998:

                          For                      5,617,694
                          Against                     20,844
                          Abstain                      2,900
                          Broker Non-Votes         1,423,305
                                                   ---------
                                  Total            7,064,743

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

Date:    February 13, 1998         KENTEK INFORMATION SYSTEMS, INC.


                                   /s/   PHILIP W. SHIRES
                                   -----------------------------------------
                                   Philip W. Shires
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/   CRAIG G. LAMBORN
                                   -----------------------------------------
                                   Craig G. Lamborn
                                   Vice President, Finance and Administration
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
  27                            Financial Data Schedule