Form 10-Q
period 1998-03-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1998-05-07
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

         Number of shares outstanding of the issuer's common stock, as of March 31, 1998:

           7,115,632 shares of Common Stock, $.01 par value per share

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1998 and June 30, 1997                                                3

         Consolidated Statements of Income -
           for the three and nine months ended March 31, 1998
           and 1997                                                                        4

         Consolidated Statements of Cash Flows -
           for the nine months ended March 31, 1998
           and 1997                                                                        5

         Notes to Consolidated Financial Statements                                       6-8

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                           9-11

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                                         12

       Item 2.  Changes in Securities                                                     12

       Item 3.  Defaults Upon Senior Securities                                           12

       Item 4.  Submissions of Matters to a vote of Security Holders                      12

       Item 5.  Other Information                                                         12

       Item 6.  Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                                13

PART I.   FINANCIAL INFORMATION.

Item 1.   Consolidated Financial Statements.

              KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)


                                     ASSETS

                                                                        March 31,         June 30,
                                                                          1998              1997
                                                                      ------------      ------------
                                                                       (Unaudited)
Current Assets:
     Cash and cash equivalents                                        $     23,780      $     18,216
     Marketable securities                                                  16,850            16,374
     Accounts receivable, net of allowance                                   5,466             6,213
     Inventories (Note 2)                                                    8,320            10,074
     Deferred income taxes                                                   2,848             2,848
     Other                                                                     987             1,045
                                                                      ------------      ------------
           Total current assets                                             58,251            54,770

Property and equipment, at cost, net of
     accumulated depreciation and amortization                               1,760             1,721
Deposits and other                                                           1,066             1,161
                                                                      ------------      ------------
           Total assets                                               $     61,077      $     57,652
                                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                 $      2,092      $      3,324
     Accrued expenses                                                        3,850             3,165
                                                                      ------------      ------------
           Total current liabilities                                         5,942             6,489

Other                                                                          518               502
                                                                      ------------      ------------
           Total liabilities                                                 6,460             6,991
                                                                      ------------      ------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares outstanding, 7,116 and 6,929                                     71                69
     Additional paid-in-capital                                             44,701            43,945
     Foreign currency translation adjustment                                (1,077)             (753)
     Retained earnings                                                      10,922             7,400
                                                                      ------------      ------------
           Total stockholders' equity                                       54,617            50,661
                                                                      ------------      ------------

           Total liabilities and stockholders' equity                 $     61,077      $     57,652
                                                                      ============      ============

                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended            Nine months ended
                                                               March 31,                     March 31,
                                                       -------------------------     -------------------------
                                                          1998           1997           1998           1997
                                                       ----------     ----------     ----------     ----------
Net sales:
     Printers                                          $    1,539     $    2,523     $    5,356     $    6,295
     Consumable supplies and spare parts                   10,319         13,497         29,326         35,941
                                                       ----------     ----------     ----------     ----------
             Total net sales                               11,858         16,020         34,682         42,236

Cost of sales                                               5,602          8,390         17,784         22,723
                                                       ----------     ----------     ----------     ----------
Gross profit                                                6,256          7,630         16,898         19,513
                                                       ----------     ----------     ----------     ----------

Operating Expenses:
     Selling, general and administrative                    2,133          2,701          6,462          7,888
     Research and development                               2,381          1,771          6,770          6,132
                                                       ----------     ----------     ----------     ----------
             Total operating expenses                       4,514          4,472         13,232         14,020
                                                       ----------     ----------     ----------     ----------

Operating income                                            1,742          3,158          3,666          5,493
Other income                                                  771            594          2,333            287
                                                       ----------     ----------     ----------     ----------

Income before income taxes                                  2,513          3,752          5,999          5,780
Income tax expense                                            753          1,741          2,060          2,963
                                                       ----------     ----------     ----------     ----------

Net income                                             $    1,760     $    2,011     $    3,939     $    2,817
                                                       ==========     ==========     ==========     ==========

Net income per share: (Note 3)
             Basic                                     $     0.25     $     0.29     $     0.56     $     0.41
                                                       ----------     ----------     ----------     ----------
             Diluted                                   $     0.24     $     0.29     $     0.55     $     0.41
                                                       ----------     ----------     ----------     ----------

Weighted average shares outstanding:
             Basic                                          7,085          6,841          7,048          6,841
                                                       ----------     ----------     ----------     ----------
             Diluted                                        7,196          6,953          7,160          6,952
                                                       ----------     ----------     ----------     ----------




                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                       Nine months ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Operating activities:
     Net income                                                  $      3,941      $      2,817
     Adjustments to reconcile net income
        to net cash provided by
        operating activities:
        Depreciation and amortization                                     925               921
        Loss on disposal of property and equipment                         35               907
        Deferred income tax expense                                         0               150
        Changes in operating assets and liabilities:
        Accounts receivable                                               747               778
        Inventories                                                     1,457             2,834
        Other current assets                                             (645)             (363)
        Other assets                                                     (122)              549
        Accounts payable and accrued expenses                             623            (1,262)
                                                                 ------------      ------------
Net cash provided by operating activities                               6,961             7,331
                                                                 ------------      ------------

Investing activities:
     Purchase of marketable securities, net                              (476)           (5,239)
     Purchase of equipment                                               (814)             (788)
     Proceeds from sale of property and equipment                           0             5,037
                                                                 ------------      ------------
Net cash used in investing activities                                  (1,290)             (990)
                                                                 ------------      ------------

Financing activities:
     Principal payments of long-term debt                                   0            (4,863)
     Proceeds from issuance of common stock                               758                79
     Dividends paid                                                      (421)             (410)
                                                                 ------------      ------------

Net cash provided by (used in) financing activities                       337            (5,194)
                                                                 ------------      ------------

Effect of exchange rate changes on cash                                  (444)             (441)
                                                                 ------------      ------------

Net increase in cash and cash
     equivalents                                                        5,564               706
Cash and cash equivalents, beginning of
     period                                                            18,216            25,992
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $     23,780      $     26,698
                                                                 ============      ============

                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

Note 1.  Statement of Accounting Presentation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company's consolidated financial position and operating results for the interim periods. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results for the full year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended June 30, 1997.

Note 2.  Inventories

         Inventories consist of the following:

                                                                      March 31,       June 30,
                                                                         1997           1997
                                                                      ----------     ----------
                                                                             (thousands)
Finished printers, consumable supplies and spare parts                $    4,305     $    6,064
Raw Materials                                                              4,015          4,010
                                                                      ----------     ----------
                                                                      $    8,320     $   10,074
                                                                      ==========     ==========

Note 3.  Earnings Per Share

         At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All amounts presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The following table is a reconciliation of basic to diluted earnings per share for the three and nine months ended March 31, 1998 and 1997:

                                                  Income         Shares         Per-Share
                                                  (Numerator)    (Denominator)  Amount
Three months ended March 31, 1998

NET INCOME                                        $    1,760
BASIC EPS
Income available to
  common stockholders                             $    1,760          7,085     $     0.25
                                                                                ----------

EFFECT OF DILUTIVE SECURITIES
Stock options                                                           111
                                                                 ----------

DILUTED EPS                                       $    1,760          7,196     $     0.24
                                                  ----------     ----------     ----------

Nine months ended March 31, 1998

NET INCOME                                        $    3,939
BASIC EPS
Income available to
  common stockholders                             $    3,939          7,048     $     0.56
                                                                                ----------

EFFECT OF DILUTIVE SECURITIES
Stock options                                                           112
                                                                 ----------

DILUTED EPS                                       $    3,939          7,160     $     0.55
                                                  ----------     ----------     ----------

                                                  Income         Shares         Per-Share
                                                  (Numerator)    (Denominator)  Amount
Three months ended March 31, 1997

NET INCOME                                        $    2,011
BASIC EPS
Income available to
  common stockholders                             $    2,011          6,841     $     0.29
                                                                                ----------
EFFECT OF DILUTIVE SECURITIES
Stock options                                                           112
                                                                 ----------

DILUTED EPS                                       $    2,011          6,953     $     0.29
                                                  ----------     ----------     ----------

                                                  Income         Shares         Per-Share
                                                  (Numerator)    (Denominator)  Amount
Nine months ended March 31, 1997

NET INCOME                                        $    2,817
BASIC EPS
Income available to
  common stockholders                             $    2,817          6,841     $     0.41
                                                                                ----------
EFFECT OF DILUTIVE SECURITIES
Stock options                                                          111
                                                                 ----------

DILUTED EPS                                       $    2,817          6,952     $     0.41
                                                  ----------     ----------     ----------


Note 4.  Dividends on Common Stock

         The Company declared and paid dividends of $0.02 per share for the quarter ended December 31, 1997 on February 27, 1998.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 1997, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those discussed in the section entitled "Risk Factors" in the Company's registration statement on Form S-1 as amended through April 16, 1996."

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

         Total Net Sales. Total net sales decreased 25.9% from $16,020,000 in the three months ended March 31, 1997 to $11,858,000 in the three months ended March 31, 1998. Printer sales revenue decreased 39.0% from $2,523,000 in the three months ended March 31, 1997 to $1,539,000 in the three months ended March 31, 1998. This decrease is due primarily to increased competition in the printer market. Consumable supplies and spare parts sales decreased by 23.5% from $13,497,000 in the three months ended March 31, 1997 to $10,319,000 in the three months ended March 31, 1998. This decrease was due to a declining IBM printer installed base which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 18.0% from $7,630,000 in the three months ended March 31, 1997 to $6,256,000 in the three months ended March 31, 1998. The gross margin increased from 47.6% to 52.8% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin as well as a reduction in obsolete inventory reserve. The continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 21.0% from $2,701,000 in the three months ended March 31, 1997 to $2,133,000 in the three months ended March 31, 1998. The decrease was a result of lower legal expenses in the quarter due to settlement of all pending litigation, the closing of the Haster facility in Japan and a decrease in sales and marketing expense.

         Research and Development Expense. Research and development expenses increased by 34.4% from $1,771,000 in the three months ended March 31, 1997 to $2,381,000 in the three months ended March 31, 1998. This increase was due to hiring of additional employees and prototype expenses related to the KW60 printer.

         Interest Income and Other Income (Expense). Interest income and other income increased from $594,000 of income in the three months ended March 31, 1997 to $771,000 of income in the three months ended March 31, 1998. This increase in income was due primarily to investments in marketable securities and interest income in the three months ended March 31, 1998.

         Income Tax Expense. Income tax expense for the three months ended March 31, 1997 was $1,741,000 compared to $753,000 for the three months ended March 31, 1998. This decrease is due to one time tax expense related to the sale of the Tama property in Japan in the quarter ended March 31, 1997 as well as an income tax benefit of $200,000 in the current quarter due to amendment of a prior year tax return.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 TO NINE MONTHS ENDED
MARCH 31, 1997

         Total Net Sales. Total net sales decreased 17.9% from $42,236,000 in the nine months ended March 31, 1997 to $34,682,000 in the nine months ended March 31, 1998. Printer sales revenue decreased by 14.9% from $6,295,000 for the nine months ended March 31, 1997 to $5,356,000 for the nine months ended March 31, 1998. This decrease is due primarily to increased competition in the printer market. Consumable supplies and spare parts sales decreased by 18.4% from $35,941,000 in the nine months ended March 31, 1997 to $29,326,000 in the nine months ended March 31, 1998. This decrease was due to a declining IBM printer installed base which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 13.4% from $19,513,000 in the nine months ended March 31, 1997 to $16,898,000 in the nine months ended March 31, 1998. The gross margin increased from 46.2% to 48.7% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin as well as a decrease in obsolete inventory reserve. The continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 18.1% from $7,888,000 in the nine months ended March 31, 1997 to $6,462,000 in the nine months end March 31, 1998. The decrease was a result of lower legal expenses due to settlement of all pending litigation, the closing of the Haster facility in Japan and a decrease in sales and marketing expense.

         Research and Development Expense. Research and development expenses increased by 10.4% from $6,132,000 in the nine months ended March 31, 1997 to $6,770,000 in the nine months ended March 31, 1998. The nine months ended March 31, 1998 included a significantly higher level of expenses associated with the development of prototype KW60 printers and an increase in salary expense of approximately $400,000.

         Interest Income and Other Income (Expense). Interest income and other income (expense) increased from $287,000 of income in the nine months ended March 31, 1997 to $2,333,000 of income in the nine months ended March 31, 1997. This increase reflects a book loss of $932,000 related to the sale of the Tama property in Japan recorded in the nine months ended March 31, 1997. The remaining increase of approximately $1,000,000 reflects better performance of investments and marketable securities as well as more cash available to invest and a reduction of debt obligations.

         Income Tax Expense. Income tax expense for the nine months ended March 31, 1997 was $2,963,000 compared to $2,060,000 for the nine months ended March 31, 1998. Income tax expense for the nine months ended March 31, 1997 included one-time tax expense of $378,000 related to the sale of the Tama property in Japan.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash and cash equivalents during the nine months ended March 31, 1998 resulted in a net increase of $5,564,000 as compared to an increase of $706,000 in the nine months ended March 31, 1997. Cash was generated by net income of $3,941,000 and a reduction in inventory of $1,457,000 which was partially offset by an increase in cash used in investing activities of $1,290,000.

YEAR 2000 COMPLIANCE

         Kentek is in the process of addressing the Year 2000 problem. The Company has completed a conversion from existing internal software to programs that are Year 2000 compliant. The Company is also continuing its assessment of the readiness of external entities, such as vendors, which interface with the Company. The Company does not expect the costs associated with these procedures to be material.

         The Company's past and present printer products incorporate software. Based on a preliminary review of the Company's printer products, the Company believes that it is likely it will not incur significant expenditures related to Year 2000 compliance.

         The Company believes that its efforts will result in Year 2000 compliance. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's consolidated financial statements.

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

Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 27.1      Financial Data Schedule

                   Exhibit 27.2      Financial Data Schedule - Restated

              (b)  Form 8-K

                   None.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 8, 1998            KENTEK INFORMATION SYSTEMS, INC.


                                /s/   PHILIP W. SHIRES
                                --------------------------------------------
                                Philip W. Shires
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                /s/   CRAIG G. LAMBORN
                                --------------------------------------------
                                Craig G. Lamborn
                                Vice President, Finance and Administration
                                (Principal Financial and Accounting Officer)

                                  Exhibit Index

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27.1              Financial Data Schedule

  27.2              Financial Data Schedule - Restated