Form 10-K
period 1998-06-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1998-09-29
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

             X   Annual report pursuant to Section 13 or 15(d) of the
            ---  Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

                                       or

                 Transition report pursuant to Section 13 or 15(d) of the
            ---  Securities Exchange Act of 1934

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

         On September 20, 1998, the bid and ask prices of the Common Stock were $6.38 and $6.50, respectively. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average bid and ask prices on September 20, 1998 was $37,562,150.


           On September 20, 1998, 7,181,197 shares of the Registrant's
                         Common Stock were outstanding.




DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Item 10, Item 11, Item 12 and Item 13 of
Part III of this Form 10-K are incorporated by reference from the Registrant's definitive proxy statement to be filed in accordance with Rule 142-101, Schedule 14A, in connection with the Registrant's November 20, 1998 Annual Meeting of Stockholders for fiscal year ended June 30, 1998.

                        KENTEK INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS






                                                                                                                         PAGE NO
                                                                                                                         -------
                                                               PART I.

Item 1.    Business.........................................................................................................3
Item 2.    Properties.......................................................................................................7
Item 3.    Legal Proceedings................................................................................................7
Item 4.    Submission of Matters to a Vote of Security Holders..............................................................7


                                                               PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............................................8
Item 6.    Selected Consolidated Financial Data.............................................................................8
Item 7.    Management's Discussions and Analysis of Financial Condition and Results of Operations...........................9
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk......................................................12
Item 8.    Financial Statements and Supplementary Data.....................................................................13
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................29


                                                              PART III.

Item 10.   Directors and Executive Officers of the Registrant..............................................................29
Item 11.   Executive Compensation..........................................................................................29
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................................29
Item 13.   Certain Relationships and Related Transactions..................................................................29


                                                               PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................30


SIGNATURES.................................................................................................................31

         THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS FOUND IN ITEM 1
- BUSINESS, ITEM-3 - LEGAL PROCEEDINGS AND ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS OR DISCUSSIONS OF TRENDS WHICH BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY IMPACT EXPECTED RESULTS. ACTUAL FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS ANNUAL REPORT, INCLUDING IN THE PORTIONS REFERENCED ABOVE AND THOSE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS SIGNIFICANT COMPETITION, INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS, DEPENDENCE ON NEW PRODUCTS, RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON KEY CUSTOMERS AND AVAILABILITY OF ADEQUATE SOURCES OF SUPPLY.

PART I.

ITEM 1.  BUSINESS

         Kentek Information Systems, Inc. ("Kentek" or the "Company") is a leading supplier of heavy-duty, high reliability, mid-range, non-impact laser printers and related consumable supplies and spare parts. Printers that print 30 to 60 pages per minute ("ppm") and 30,000 to 400,000 pages per month characterize the mid-range market. The Company's printers are designed primarily for high-volume printing requirements, including (i) production printing applications which include printing invoices, forms, payroll, direct mail and check imaging, (ii) print-on-demand applications characterized by the use of a printer rather than a copy machine to generate multiple originals from digitally-stored data on an as-needed basis and (iii) computer network applications for connecting multiple users on a network in order to share a single heavy-duty printer. The Company was incorporated under the laws of the state of Delaware in 1981. Its principal offices are located at 2945 Wilderness Place, Boulder, CO 80301. On April 17, 1996, the Company completed its initial public offering ("IPO") of 2,200,000 shares of its common stock at $8 per share. The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

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

         Kentek currently sells its products to a broad base of OEMs, system integrators, and independent supplies resellers in the mid-range market. Kentek's customers include BancTec, IBM Global Services, Lexmark, NCR, Oce Printing Systems, Printer Systems International, Standard Register, Tally and Unisys. The Company believes its product offerings compete on the basis of its high printer reliability, the low total cost of ownership of its printers and consumable supplies, and the attractive pricing Kentek offers its customers.

INDUSTRY OVERVIEW

         The market for non-impact printers can be segmented based upon users' need for speed (ppm), duty cycle (capacity of pages per month), functionality (network connectivity, forms and fonts, and paper handling features) and cost of ownership (average cost per page over the life of a printer). The average cost per page takes into account the initial purchase price, the cost of consumable supplies and maintenance costs. At present, non-impact printers generally can be divided into the following market segments:

         Low-Range. This market segment, defined by printing speeds of less than 30 ppm, is appropriate for personal/desktop applications and small workgroup applications. Personal/desktop printing for small and home offices typically requires a relatively inexpensive dot matrix, ink-jet or non-impact printer that is connected to a single personal computer. Small workgroup printing environments generally serve several personal computers or a small local area network. The Company believes that the primary selection criteria for low-range printers are print speed and initial acquisition price.

         Mid-Range. This market segment has broadened over the last 24 months. Historically, it included printers with speeds of 30 to 60 ppm, that provided enhanced features such as continuous operation and higher duty cycle. The past two years has seen the introduction of light duty, higher speed machines from companies such as Hewlett Packard, Lexmark and Xerox. Targeted for the requirements of the average networked office environment, these printers typically have many features in common with copiers including stapling, collating and duty cycles of less than 100,000 pages per month. These printers are often referred to as digital copiers or "mopiers".

         The heavy-duty portion of the mid-range segment includes printers with speeds of 30-60 ppm with duty cycles of 200,000 to 750,000 pages per month. These printers typically demonstrate high reliability, high duty cycle, low cost per printed page and low maintenance. They can handle complex print jobs, run continuously, and often have advanced computer and network connectivity. Printers in this range are typically utilized in three distinct applications: production systems, print-on-demand applications and networks. Production systems serve specific, print intensive applications such as general accounting, invoicing, payroll, direct mail, check imaging and generation of mortgage or insurance forms and documents. These operations share a need for either long periods of continuous operation or heavy use spread over the month and low cost per page. The systems are typically connected to a mainframe, mini-computer, or high-end Windows NT network. Print-on-demand applications use a printer as a digital copier for users who need to generate multiple custom documents on demand from a template stored on disk. Network applications use a printer to serve the print needs of multiple users connected to a network.

         For many business applications, when aggregate usage exceeds 50,000 pages per month and/or, page coverage (the percentage of the page covered with toner) is higher than 4-5% (a standard office memo), a heavy-duty, mid-range printer can provide a more efficient and cost-effective solution than multiple low-range printers or multiple light duty mid-range printers. Additionally, a single, heavy duty mid-range printer can offer a lower cost of ownership than multiple low-range printers while providing the convenience of higher speed, high print quality and enhanced features such as duplex printing, advanced paper handling and larger memory capacity for storing fonts and customized forms. Heavy duty mid-range printers can run continuously and hold sufficient paper and consumables to require only infrequent operator attention.

         The consumable supply products for a mid-range printer are a significant cost to the end-user over the life of the printer and are roughly 85% of the total cost of operation over the printer's useful life. The consumable supply products include the photoconductor, toner, developer, fuser and cleaner. End-users typically purchase consumable supply products from the company that sold them the printer. As one moves from the low-range printer market to the mid-range and high-range markets, the revenues generated by sales of consumable supplies over the life of a printer increasingly exceed the revenues generated by the initial printer sale.

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

         The following descriptions illustrate the principal features of Kentek's K30/K30D, K31/K31D, K40D and K40DX printers. All printers in the Company's current line have a rated duty cycle of at least 300,000 pages per month and interface with IBM, HP, DEC and UNIX platforms through serial, parallel or network interfaces.

         K30 Printer/K30D Printer. The K30/K30D incorporates the Company's standard design features, including a straight paper path and LED array printhead. The K30 is capable of full-page graphics printing at 300 dots per inch ("dpi"). The standard K30 configuration includes a Motorola 68020 microprocessor and 8 megabytes of RAM. An optional controller contains an Intel i860 microprocessor and up to 16 megabytes of RAM. The K30 includes two internal floppy disk drives and offers an optional 540-megabyte hard disk drive. The K30 includes standard dual cassette input trays containing a total of 800 sheets and an output tray. The K30D printer offers the duplex printing feature, printing on both sides of the paper. The K30 and K30D, 30-ppm printers, were introduced in July 1992.

         K31 Printer/K31D Printer. The K31/K31D offers the same standard features as the K30/K30D and incorporates the RIGS controller described below. Standard features of the K31 and K31D included a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 12 megabytes to 64 megabytes of RAM, full graphics printing at 300 dpi, one floppy disk drive, a 540 megabyte or larger internal hard disk and dual cassette input trays containing a total of 800 sheets and an output tray. Available as an option is a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics. The K31D printer also offers the duplex printing feature. The K31 and K31D, 30-ppm printers, were introduced in September 1995.

         K40D Printer. The K40D also incorporates the features of straight paper path, LED array printhead and dual component toner process. Standard features of the K40D model also include a 25 MHz IDT 3081 RISC (MIPS R3000 compatible) microprocessor with an internal floating point co-processor and 12 to 64 megabytes of RAM, full graphics printing at 300 dpi, 400,000 pages per month duty cycle, one floppy disk drive a 540 megabyte or larger internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as an option is a 50 MHz IDT 3081 RISC microprocessor to accelerate complex graphics. The K40D, a 40-ppm duplex printer, was introduced in November 1994.

         K40DX Printer. An extension of the K40D, the K40DX includes the features of straight paper path, LED array printhead, dual component toner process and the SIGS controller described below. Standard features of the K40DX model also include a 133 MHz Pentium processor with an internal floating point co-processor and 16 to 128 megabytes of RAM, full graphics printing at 600 dpi, multi-active ports, 400,000 per month duty cycle, one floppy disk drive, a 1.2 gigabyte or larger internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as an option is electronic collation. The K40DX duplex printer was introduced in May of 1998.

         Available as options on all of Kentek's printers are 1,200 and 2,500 sheet-input feeders; 1,400 and 3,500 sheet output stackers; and printer cabinets.

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

         SIGS Controller. In May 1998, Kentek introduced its SIGS controller system, which is used on its K40DX printer. The SIGS controller uses an Intel Pentium(R) processor and an industry standard motherboard with 32 to 128 MB of RAM, permitting a quick and straightforward upgrade path as faster processors become available. In addition, the board incorporates a PCI BUS permitting the addition of industry standard connectivity add-on cards. The controller uses a Kentek developed PCI BUS compatible multi-function card to interface with the machine controller. Also, the SIGS controller is based on the Lynx operating system and Xionic's intelligent peripheral systems software, Postscript Level II, TIFF and PCL5e, all industry standards. The Company believes that the use of such standards lowers its cost and reduces the time to market when compared to products with a more proprietary design.

         Consumables. The Company is the exclusive manufacturer of consumable supplies for its printers, with the exception of toner, which is manufactured exclusively for Kentek to its specifications. The Company's consumable products are subject to re-manufacturing or recycling by others. Although the Company believes it has not historically lost a substantial amount of revenue to recycling or re-manufacturing competition, there is no assurance that the Company will not be materially and adversely effected by such competition in the future. Kentek has recently initiated work to develop its own line of remanufactured consumables.

PRODUCT DEVELOPMENT

         The Company believes that the development of new products and the enhancement of existing products are essential to its future success. Rapidly changing technology, evolving industry standards, and frequent new product introductions characterize the market for the Company's products. The Company intends to continue to devote a substantial portion of its resources to research and development of high-speed non-impact printers, printer controllers, paper handling devices and software and consumable supply products. The Company attempts to maintain its technological competitiveness and position its products attractively by working with its customers to plan products that meet end-users' needs.

         The Company's current product development efforts are focused on its KW printer line, as well as on developing higher speed controller and software enhancements for its existing printer line and introducing new features such as highlight color and improved paper handling and additional consumable supply products. The Company believes that its success depends in part on its ability to enhance existing products and to develop new products that maintain technological leadership, meet a wide range of changing customer needs and achieve market acceptance.

         K40DF Printer. The K40DF is anticipated to be introduced to customers in the first half of 1999. The K40DF is a 40-ppm printer designed to have superior print registration (image registration from top of page within 1 millimeter) and the ability handle a wide variety of paper stocks and weights. In conjunction with the K40DF, the Company plans to introduce a high capacity media feeder capable of feeding a similar variety of paper stocks and weights. The Company believes this product combination will help it penetrate the forms market.

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

         Development work on the KW60 has taken longer than the Company originally anticipated. Certain aspects of the technology development have proven to be very complex, requiring more time and resources than originally planned. The Company anticipates that it will continue to spend substantial resources over the next 12-15 months in its efforts to bring the development of the KW60 to completion and introduce it into the marketplace. The KW printers will be manufactured by Kentek in Boulder, Colorado. The Company believes that locating manufacturing in the United States rather than in Japan will reduce manufacturing costs and exposure to currency fluctuations.

         In addition to printers and controllers, Kentek is developing pre- and post-processing devices such as staplers, stackers and media feeders that are targeted for specialized needs of Kentek's customers. By focusing on the needs of specific vertical markets, the Company believes it can increase its competitive position in the mid-range market.

         The Company maintains product development centers in Boulder, Colorado for printer engine, controller and software development, and in Nagano, Japan, for printer engine and paper handling device design. As of June 30, 1998 the Boulder facility employed 77 full time and contract engineering staff and Nagano employed 32 full-time and contract engineering staff. The Company's R&D expenditures for fiscal years ended June 30, 1998, 1997, 1996 were $9,671,000, $8,601,000 and $6,175,000 respectively.

CUSTOMERS, MARKETING AND SUPPORT

         The Company distributes its printers exclusively through sales to OEM customers and system integrators. In fiscal 1998 net sales to each of Lexmark, Tally and Oce Printing Systems constituted greater than 10% of the Company's total net sales. Financial information regarding sales to principal customers is presented in Note 8 of the notes to consolidated financial statements, which appear elsewhere in this Form 10-K. The loss or decline of sales to Lexmark, Tally or Oce Printing Systems would have a material adverse affect on the Company's business, results of operations and financial condition.

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

         Kentek supports its customers through an array of sales literature, technical support and joint sales calling on value added resellers or end-users. The Company identifies commercial niches where there is a strong need for the high reliability, high duty cycle and continuous operation features of Kentek printers, then identifies new or existing customers that can penetrate that marketplace. In this manner, Kentek is able to leverage the resources of its sales and marketing organization. The Company has identified six key market niches - community banking, direct mail, healthcare, insurance, forms producers and MICR (magnetic ink character recognition) - where it believes Kentek printers have a competitive price performance advantage. Over the last fiscal quarter, the Company has increased its sales force in an attempt to more fully exploit these opportunities. In fiscal 1999, the Company plans to hire additional sales representatives in a further effort to increase printer sales both in the above niches as well as internationally.

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

         Kentek's consumable supply products used in IBM-branded products manufactured by Kentek are sold through Lexmark pursuant to an exclusive relationship with the Company under which Lexmark is required to purchase its requirements of consumable supply products for IBM-branded printers only from Kentek. Under the terms of an agreement between IBM and Lexmark, IBM may begin selling consumable supply products for IBM-branded printers after March 2002. In order to do so, IBM would be required to purchase such consumable supplies from Lexmark for resale by IBM or to incur engineering, tooling and manufacturing costs to enter the business of supply consumables for its customers.

         As of June 30, 1998, the Company's sales and marketing organization consists of nineteen persons, of whom seventeen are based in three locations in the United States, and two are located at a single office in Europe. The Company complements its field sales support with in-house technical sales personnel and a product support department to provide technical training and product support to its customers. Financial information about foreign and domestic sales, operating income and assets is presented in Note 12 of the notes to consolidated financial statements, which appear elsewhere in this Form 10-K.

         The Company provides a two-year warranty against defects in the Company's printer products. The Company warrants its consumable supply products against manufacturing defects with an industry standard "out-of-box" warranty. Use of consumable supply products not manufactured or approved by Kentek voids the user's warranty for both the printer and the consumable supply products. The Company believes that its commitment to quality has resulted in low warranty expense. In the fiscal years ended June 30, 1998, 1997, and 1996, the Company processed warranty claims totaling $247,751, $300,883 and $358,634 respectively.

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

         The Company procures all of its component parts from outside suppliers including proprietary components associated with the production of both the printer products and the consumable supply products. Although the Company generally purchases from multiple vendors, certain of the Company's parts and components are obtained entirely or substantially from a single source. The Company owns all of the unique tooling and mask work used for production of these parts. The tools for producing component parts of the printer engines reside with component suppliers in Japan, while tooling designed and produced for manufacturing the components of the consumable supply products are located mostly in the United States. The Company employs proprietary ASICs in its controller products and relies on contract manufacturers to assemble its printed circuit boards. In Management's opinion, adequate sources of supply exist to maintain current production levels. The Company currently sources over 70% of its piece-part volume and approximately 50% of the cost of the components for its consumable supplies in the United States. The Company believes that this has reduced its manufacturing costs and also reduced its exposure to currency fluctuation.

         The Company has significant operations in Japan, where certain components of its printers are sourced, designed and manufactured. Operating expenses and production costs related to Kentek's Japanese operations are subject to fluctuations in the dollar-yen exchange rate. The Company mitigates a portion of its currency fluctuation risk through a contractual risk sharing provision included in certain of its customer agreements that provides for adjustment of sales price in accordance with fluctuations in exchange rates as well as through the purchase of forwards in the foreign exchange market. See
Item 7a.

         In November 1996, the Company completed the sale of its 16,000 square foot facility in Japan. The facility had most recently been used for the manufacture of consumable supplies and was put up for sale when Kentek transferred its manufacturing to the United States.

BACKLOG

         Aggregate backlog as of June 30, 1998 was approximately $6.4 million, compared to approximately $9.2 million as of June 30, 1997. In both fiscal 1998 and 1997, a major customer of the Company placed orders for delivery of product for a time horizon greater than three months If these excess orders were excluded from backlog calculations, total backlog would be approximately $5.1 million in fiscal 1998 and $6.8 million in fiscal 1997. The reduction in normalized backlog is primarily due to the reduction in consumable supplies orders from Lexmark resulting from the decline in the installed base of IBM branded 12 and 24-ppm printers.

         Backlog consists of customer orders, the majority of which are scheduled for shipment within three months following the order date. The Company also receives orders for immediate shipment, which may not be reflected in backlog at any given time. Purchasers of standard products may generally cancel or reschedule orders without significant penalty, and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales. While the Company has operated historically with a 45 to 60 day backlog of orders, results of operations for a given quarter are significantly dependent on orders booked and shipped during that quarter, and increasingly becoming more dependent on orders received during the quarter.

COMPETITION

         The Company competes with many companies in the printer segment of its business, including Hewlett-Packard, Hitachi/Dataproducts, QMS, Konica, Ricoh Canon, Xerox and Fuji-Xerox, each of which sells non-impact printers and has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. For certain applications, the Company's products compete with similar speed impact printers manufactured by Genicom, Tally and Printronix. The Company expects increased competition from established and emerging printer manufacturers and resellers, including Fujitsu, Kodak and Minolta. As a result of the complexity of the printer and consumable supplies manufacturing and distribution businesses, many of the Company's principal customers are also current or potential competitors, including IBM, Oce Printing Systems, Printronix and Tally. In addition, the Company's consumable supplies products are increasingly being remanufactured by third parties; however, the majority of customers still purchase the Company's unique consumable supplies. The principal elements of competition in the Company's markets include total cost of ownership, product features, product quality and reliability, performance characteristics and responsiveness to customers.

PROPRIETARY RIGHTS

         The Company regards much of its hardware and software as proprietary and relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and other methods to protect its products and technology. As of June 30, 1998, the Company had 25 U.S. patents, 12 German patents and 11 United Kingdom patents, all of which will expire in the period between July 2003 and September 2008. There can be no assurance, however, that the patents held by the Company will protect the Company's technology or provide meaningful competitive advantage. In addition, there can be no assurance that measures taken by the Company to protect its products and technology will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the Company has not applied for patents in Japan. Moreover, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as the laws of the United States. Other companies may assert patent, copyright or other intellectual property rights against the Company. If such a claim were made against the Company, there can be no assurance that the Company would be able to obtain a license to use such technology if necessary or that such license could be obtained on terms that would not have a material adverse effect on the Company's business and financial statements. Should the Company's products be found to infringe a third party's protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it.

EMPLOYEES

         As of June 30, 1998, the Company had a total of 257 employees including 197 full-time and 60 part-time or contract. There were 76 full-time and 25 part-time employees in manufacturing, 19 full-time employees in sales and marketing, and 24 full-time and four part-time employees in general and administrative functions. In addition, 78 full-time and 31 part-time employees were engaged in research and development. Of the 257 employees, 188 are located in the U.S., 67 in Japan and two in Europe. The Company's employees are not represented by any union, and the Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

         Kentek leases its main facilities in Boulder, Colorado and Nagano, Japan. In Boulder, the Company leases five buildings: an approximately 30,000 square foot facility for sales, marketing, research and development, and general and administrative purposes; an approximately 42,000 square foot facility for consumables manufacturing and warehousing; an approximately 11,000 square foot facility for consumable supplies recycling; an approximately 7,200 square foot building for engineering design work; and an approximately 13,800 square foot facility for future manufacturing of the KW60 printer. In Nagano, the Company leases a total of approximately 23,500 square feet at four separate sites for manufacturing, warehousing, and research and development purposes. The Company also leases office space for sales offices in Allen Park, Michigan, Melbourne, Florida and in Gorinchem, The Netherlands. Management believes that the Company has adequate facilities for the conduct of current and future operations. Furthermore, future lease renewals and/or new locations are expected to approximate current rental payments.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved with certain claims and disputes incidental to its business. The Company currently believes the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1998.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Price and Dividend Information

         The Company's Common Stock began trading publicly on the NASDAQ National Market under the ticker symbol KNTK on April 17, 1996. Prior to that date, there was no public market for the Common Stock. As of June 30, 1998, 7,137,235 shares of Common Stock were outstanding and the Company had approximately 120 holders of record of the Common Stock, which figure does not include those stockholders whose certificates are held by nominees. The table below sets forth the per share quarterly high and low closing prices of the Common Stock since the Company's initial public offering on April 17, 1996 as reported on the NASDAQ National Market. A cash dividend of $.02 per share for the fourth quarter was declared on August 26, 1998. It is anticipated that the Company will continue to declare quarterly dividends; however, any payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, the Company's earnings, financial condition and capital requirements.

         FISCAL YEAR ENDED 6/30/96                            HIGH               LOW
         -------------------------                            ----               ---
         4th Quarter                                        $15.50             $8.00

         FISCAL YEAR ENDED 6/30/97
         -------------------------

         1st Quarter                                        $10.75             $4.25
         2nd Quarter                                          6.50              4.38
         3rd Quarter                                          7.38              5.63
         4th  Quarter                                         8.25              6.19

         FISCAL YEAR ENDED 6/30/98                            HIGH               LOW
         -------------------------                            ----               ---

         1st Quarter                                        $10.38             $6.75
         2nd Quarter                                          9.38              6.25
         3rd Quarter                                          8.88              6.75
         4th Quarter                                          9.38              7.88

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         SUMMARY OF OPERATIONS
         ---------------------
         (amounts in thousands, except per share amounts)

                                             1998             1997              1996             1995              1994
         INCOME STATEMENT DATA:

         Net sales                        $45,053          $56,460           $74,381          $70,192           $78,867
         Operating income                   4,243            7,249            13,277            6,406            10,026
         Net income                         4,977            4,761            13,102            5,035             9,647

         PER SHARE DATA: (a)

         Net income per basic share      $   0.70         $   0.70          $   6.59         $   6.02            $11.54
         Net income per diluted share        0.70             0.69              2.45             1.02              2.01
         Weighted average shares:
           Basic                            7,068            6,849             1,987              836               836
           Diluted                          7,143            6,924             5,344  (b)       4,934   (c)       4,791  (c)

         Cash dividends declared         $   0.08         $   0.08          $   0.00         $   0.00          $   0.00

         BALANCE SHEET DATA:

         Working capital                  $53,128          $48,061           $42,860          $25,506           $17,870
         Total assets                      61,472           57,652            60,245           39,711            45,450
         Long-term debt                        --               --               115            6,651             5,864
         Total liabilities                  5,755            6,991            14,078           17,027            29,692
         Total stockholders' equity        55,717           50,661            46,167           22,684            15,758

(a) Net income per share data have been retroactively restated to give effect for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".
(b) Weighted average shares have been calculated based on the average market price per share from the date of the IPO to year-end.
(c) Weighted average shares have been calculated based on Management's estimate of the market value per share prior to the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

         The Company sells mid-range, non-impact printers and related consumable supplies and spare parts. Since 1985, more than 80,000 printers have been sold and, as a result, the sale of consumable supplies and spare parts represents a majority of the Company's net sales. From 1985 to 1991, the Company sold its printers, consumable supplies and spare parts exclusively to IBM. Since 1991, the Company has sought to reduce its dependence on IBM by expanding its marketing efforts to other OEMs. In 1995, IBM formally announced its intention to buy a competitor's line of mid-range printers. Accordingly, sales of printers, consumable supplies and spare parts have continued to decrease as older printers are taken out of service thus reducing the installed base of customers who purchase consumable supplies and spare parts.

         The Company continues to manufacture its current printer models in Japan and is therefore subject to fluctuations in cost related to the dollar-yen exchange rate. The Company is developing the KW60 printer to meet the evolving needs of the mid-range printer market and is manufacturing this printer in the United States.

OPERATING RESULTS

COMPARISON OF FISCAL YEAR 1998 TO FISCAL YEAR 1997

         Net Sales. Net sales decreased 20.2% from $56,460,000 in fiscal 1997 to $45,053,000 in fiscal 1998. Printer sales constituted 14.8% and 15.6%, respectively, of net sales in fiscal 1997 and 1998. Consumable supplies and spare parts constituted 85.2% and 84.4%, respectively, of net sales in fiscal 1997 and 1998. The Company derives the majority of its revenue from the ongoing sales of consumable supplies and spare parts to support its installed base. As the installed base continues to decline, due to end of life and replacement, the corresponding decrease in sales could have a material adverse effect on the Company's business, results of operations and financial condition.

         Printer Sales. Printer sales revenue decreased by 15.9% from $8,370,000 in fiscal 1997 to $7,041,000 in fiscal 1998. This decrease is due primarily to increased competition in the printer market.

         Consumable Supplies and Spare Parts Sales. Sales of consumable supplies and spare parts decreased by 20.9% from $48,090,000 in fiscal 1997 to $38,012,000 in fiscal 1998. This decrease was due to a declining IBM printer installed base, which resulted in lower consumable supply sales as well as an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 12.6% from $26,017,000 in fiscal 1997 to $22,729,000 in fiscal 1998. The gross margin percentage increased from 46.1% to 50.4% in the same period. The shift of sales from printers to consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin percentage. The decrease in the Company's reserves for obsolete inventories and the continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin percentage. The Company continues to focus on inventory management and reduction of slow moving items.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.3% from $10,167,000 in fiscal 1997 to $8,815,000 in fiscal 1998. The decrease was a result of the sale of the Company's property in Japan, a decrease in sales and marketing expense and lower legal expenses due to settlement of all pending litigation.

         Research and Development Expense. Research and development expenses increased by 12.4% from $8,601,000 in fiscal 1997 to $9,671,000 in fiscal 1998.
Fiscal 1998 includes a significantly higher level of expenses associated with the development of prototype KW60 printers and an increase in salary expense of approximately $575,000. The development staff has increased by more than 50 personnel and the Company plans to spend more than 21% of fiscal 1999 sales on research and development expenses.

         Other Income (Expense). Other income (expense) increased from $1,377,000 in fiscal 1997 to $3,314,000 in fiscal 1998. This increase reflects a one-time book loss of $568,000 related to the sale of the Company's property in Japan recorded in fiscal 1997. The remaining increase of approximately $1,000,000 reflects better performance of investments and marketable securities as well as more cash available to invest in 1998.

         Income Tax Expense. Income tax expense for fiscal 1997 was $3,865,000 compared to $2,580,000 for fiscal 1998. Income tax expense for fiscal 1997 included additional tax expense related to the sale of the Company's property in Japan. During fiscal 1998, the Company filed amended prior year tax returns, utilizing available research and development credits, which resulted in a substantial refund. The effective tax rate for fiscal 1997 was 44.8% compared to 34.1% in fiscal 1998. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 7 of the notes to consolidated financial statements.

COMPARISON OF FISCAL YEAR 1997 TO FISCAL YEAR 1996

         Net Sales. Net sales declined 24.1% from $74,381,000 in fiscal 1996 to $56,460,000 in fiscal 1997. Printer sales constituted 24.8% and 14.8%, respectively, of net sales in fiscal 1996 and fiscal 1997. Consumable supplies and spare parts sales constituted 75.2% and 85.2%, respectively, of net sales in fiscal 1996 and fiscal 1997.

         Printers. Printer sales decreased 54.6% from $18,436,000 in fiscal 1996 to $8,370,000 in fiscal 1997. The decrease in printer sales was due to two major factors: 1) the introduction by Hewlett-Packard of a competing 40 page per minute printer, and 2) the acquisition of Siemens Nixdorf (the Company's largest printer customer) by Oce. Although Oce is currently purchasing printers from Kentek, annual printer volumes sold to Oce declined by 63.5% from fiscal 1996 to fiscal 1997.

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

         Gross Profit. Gross profit declined 13.2% from $29,973,000 in fiscal 1996 to $26,017,000 in fiscal 1997. The gross margin percentage increased from 40.3% to 46.1% in the same period. The decrease in gross profit is directly attributable to the reduction in net sales between the two years. The improved gross margin percentage was primarily caused by reduced manufacturing and material costs as the Company realizes the benefit of moving supplies manufacturing from Japan to the United States. Furthermore, the shift of sales from printers to consumable supplies and spare parts, which have a higher gross margin, contributed to improved gross margin percentage. The continued strengthening of the dollar in relation to the Japanese yen also assisted in improving the gross margin percentage.

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

         Other Income (Expense). Other income (expense) increased from $188,000 of income in fiscal 1996 to $1,377,000 of income in fiscal 1997. This increase was realized as a result of greater cash available for investment, partially offset by an $568,000 loss recorded in November 1996 related to the sale of the Company's property in Japan.

         Income Tax Expense. Income tax expense for fiscal 1996 was $363,000, or an effective tax rate of 2.7% compared with income tax expense of $3,865,000, or an effective tax rate of 44.8% in fiscal 1997. During fiscal 1996, the Company recognized a deferred tax asset of $3,656,000 as a result of temporary timing differences and the elimination of a valuation allowance that was recorded in prior years. Recognition of a deferred tax asset reduced income tax expense for fiscal 1996. During fiscal 1997, the Company incurred additional tax expense related to the sale of the property in Japan. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 7 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

INTERNATIONAL SALES

         Direct sales to customers not located in the United States represented 7.2%, 6.0% and 11.8% of the Company's total sales in fiscal years 1998, 1997 and 1996, respectively. Substantially all of the sales made by the Company in international markets are priced in dollars to eliminate currency risk. The Company's international sales are concentrated in Europe, and for the year ended June 30, 1998, 29.5% and 41.4%, respectively, of such sales were to customers located in Germany and The Netherlands. The Company believes that its recent decline in international printer sales is primarily attributable to a change in practice by certain OEM customers to purchase more products in the United States for resale abroad.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations historically through internally generated cash, investing, subordinated debt and equity financing, and bank borrowings. In November 1996, the Company sold its manufacturing facility in Japan. The proceeds from the sale were used to pay off the Company's short-term debt and the remaining mortgage on the property.

         Changes in cash and cash equivalents during fiscal 1998 resulted in a net decrease of $1,869,000 as compared to a decrease of $7,776,000 during fiscal 1997. In fiscal 1997, principal payments of long-term debt and capital lease obligations were $5,150,000 compared to no debt payments and $7,000,000 used for investment in limited partnerships in fiscal 1998. The purchase of available-for-sale securities was $2,451,000 less in fiscal 1998. The proceeds from sales of available-for-sale securities were $6,886,000 more in fiscal 1998, most of which were invested in the limited partnerships. See Note 2 to the notes to consolidated financial statements for discussion on the Company's investment strategies.

         Changes in cash and cash equivalents during fiscal 1997 resulted in a net decrease of $7,776,000 as compared to an increase of $19,603,000 during fiscal 1996. The primary reasons for this decrease were net purchases of marketable securities of $8,000,000 and purchases of available-for-sale securities of $13,237,000, as well as the payoff of the long-term debt associated with the sale of the Company's property in Japan.

         The Company anticipates significant expenses related to research and development of the KW60 printer in fiscal 1999 that will result in lower cash flows from operations.

         The Company has a $5,000,000 unsecured line of credit with a bank that expires in October 1998. The Company intends to renew this line of credit in fiscal 1999. As of June 30, 1998, the Company had no outstanding borrowings under this credit facility. The Company does not actively draw on this line of credit, and does not anticipate drawing on this line over the next several months.

         The Company's Board of Directors has authorized a stock buy-back program with a maximum repurchase of 5% of the outstanding common shares. Management intends to evaluate its investments and the Company's current stock price in determining the timing and amount of the stock purchase.

         As of June 30, 1998, the Company has recorded a net deferred tax asset totaled $2,773,000, with $773,000 classified as non-current as a result of the nature of the temporary differences. The non-current portion is attributable to property and equipment. At June 30, 1997 the Company had recorded a $3,338,000 net deferred tax asset. The Company has determined that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. This determination is based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, the Company's movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen.

Management evaluates the positive and negative evidence related to the recoverability of its deferred tax assets on a quarterly basis and makes appropriate adjustments.

         Financial information about income taxes is presented in Note 7 of the notes to consolidated financial statements which appear elsewhere in this Form 10-K.

         The Company believes that cash flows provided by operating activities, together with its bank line, will be sufficient to meet the Company's cash requirements for at least twelve months from the date of this Form 10-K.

         Since the first quarter of fiscal 1997, the Company has paid a quarterly cash dividend to holders of its Common Stock equal to $.02 per share. The Company presently intends to continue this dividend policy.

YEAR 2000 COMPLIANCE

         The Company has completed and tested conversion from existing accounting and finance software to programs that are year 2000 compliant. Maintenance or modification costs associated with making all other internal computer systems year 2000 compliant will be expensed as incurred. As the Company implements solutions to the year 2000 issue, in some circumstances it may determine that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. Replacement of these systems would be capitalized and would reduce the estimated expenses associated with the year 2000 issue. The Company is also continuing its assessment of the readiness of external entities, such as vendors and suppliers, which interface with the Company and plans to have this assessment complete by June 30, 1999. The Company believes it has adequate alternative sources of supply for the majority of the raw materials used in the printer and consumable supplies production should any particular vendor fail to be year 2000 compliant. The Company continues to qualify new vendors, both in the U.S. and Japan, for alternative sources of supply. Alternative vendors will be qualified in fiscal year 1999.

         The Company's contingency plans, if year 2000 modifications do not work or are not ready by year 2000, relies significantly on manual procedures and record keeping. All files will be adequately backed up as of December 31, 1999 and will be available for downloading into any spreadsheet package to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of December 31, 1999 will also be available to provide a complete manual system of accounting, inventory control, shipping and receiving if required. Subsequent to year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of year 2000 issues arising after January 1, 2000.

         The Company's past and present printer products incorporate software. The Company's printer products prior to the K40DX (K2, K2+, K3, K4, K30, K31 and
K40) do not contain any real-time clock functionality and are believed to be year 2000 compliant. The K40DX printer has a real-time clock and is believed to be year 2000 compliant. Based on management's assessment, no material product distribution or warranty claims are expected. Management believes that the Company will not incur any significant product expenses related to year 2000 compliance.

         Management believes that its efforts will result in year 2000 compliance. Kentek has incurred no incremental material costs associated with year 2000 compliance, as the majority of the costs have occurred as a result of normal upgrade procedures. The Company does not expect the future costs associated with these procedures to be material. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128, which supersedes APB Opinion No. 15, establishes new standards for computing and presenting EPS. The Company adopted this Statement in fiscal year 1998. All prior period EPS data have been restated. The adoption of this Statement had no material effect on the Company's reported EPS amounts.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company is required to adopt this Statement in fiscal year 1999. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company has determined that the adoption of this Statement will not have a material impact on its financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has determined that the adoption of this statement will not have a material impact on its financial statement disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized in the income statement related to a hedged item to be offset by a related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until July 1999. The Company has not determined the impact that adopting this Statement will have on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.

         In January 1998, the American Institute of Certified Public Accountants ("AICAP") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the accounting for computer software costs. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the accounting for the cost of start-up activities. The Company is not required to adopt these statements until July 2000 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio of cash equivalents and marketable securities. The stated objectives of the Company's investment guidelines are: safety of principal; liquidity; maximization of yield; and diversification of risk. The Company places it's cash equivalent and marketable securities investments with U.S. Treasury and federal agency obligations, high credit quality commercial paper, obligations of corporations, banks and agencies including notes and bonds, taxable money market preferreds, certificates and/or time deposits of high quality commercial banks and tax exempt state and municipal obligations. The investment portfolio includes only those securities with active secondary resale markets to ensure portfolio liquidity.

         The Company has investments in equity securities in the amount of $11,982,000 as well as investments in two limited partnerships in the amount of $7,000,000 that are subject to market and interest rate risk.

         The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio of debt securities. The debt security investment portfolio has a weighted average maturity of 904 days or less. Management has historically and intends to continue selling such investments within one year of the purchase date.

                                                                                 MATURITY
                                                                          (AMOUNTS IN THOUSANDS)
                                                               2015 AND                      FAIR VALUE AT
                                                 1999        THEREAFTER            TOTAL     JUNE 30, 1998
                                                 ----        ----------            -----     -------------
Cash equivalents                               $3,941                             $3,941            $3,941
     Average interest rate                      5.62%                              4.81%
Commercial paper                               15,756            $1,050           16,806            16,806
     Average interest rate                      5.77%             5.62%            5.76%
Tax-exempt investments                          1,100             1,300            2,400             2,400
     Average interest rate                      3.74%             1.28%            2.41%
                                              -------            ------          -------           -------
Total investment portfolio                    $20,797            $2,350          $23,147           $23,147
                                              =======            ======          =======           =======
     Average interest rate                      5.64%             3.22%            5.39%

         The above table is based upon contractual maturity dates in the Company's investment portfolio of debt securities. These investment securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 1998, the fair value of the portfolio would decline by approximately $3,500,000. See Note 2 to the notes to consolidated financial statements for additional discussion regarding the Company's investment securities.

FOREIGN CURRENCY RISK

         The Company has operations in Japan, and as a result, operating expenses are dependent on dollar-yen exchange rates. The Company has purchased Japanese Yen forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing three months. The forward contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The counterparties to the Company's forward contracts consist of two financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and present no significant credit risk to the Company. As of June 30, 1997, the Company did not have any foreign currency forward contracts outstanding. At June 30, 1998, outstanding Japanese yen contractual amounts were as follows:

                                             NOTIONAL
                                             AMOUNT          GAINS      LOSSES
                                                          (THOUSANDS)
       Japanese yen forward contracts        $ 2,748          $67       $   -

         Based on the Company's overall currency rate exposure at June 30, 1998, a 10% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company. See Note 13 of the notes to consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                              PAGE
                                                                                                                              ----
Independent Auditors' Reports                                                                                                  14
Consolidated Balance Sheets as of June 30, 1998 and 1997                                                                       16
Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996                                             17
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996                               18
Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996                                         19
Notes to Consolidated Financial Statements                                                                                     20
Financial Statement Schedule II - Consolidated Valuation and Qualifying Accounts                                               28

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated statements of operations, stockholders' equity, and cash flows and related financial statement schedule of the Company for the year ended June 30, 1996 were audited by other auditors whose report, dated August 9, 1996, expressed an unqualified opinion on those statements and financial statement schedule.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules for each of the two years in the period ended June 30, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Denver, Colorado
August 15, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Kentek Information Systems, Inc.
Boulder, Colorado


We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Kentek Information Systems, Inc. and subsidiaries for the year ended June 30, 1996. Our audit also included the consolidated financial statement schedule for the year ended June 30, 1996 listed in the Index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kentek Information Systems, Inc. and subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended June 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




BDO Seidman, LLP
Los Angeles, California
August 9, 1996

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997
                                   (THOUSANDS)


                                     ASSETS

                                                                                                    JUNE 30
                                                                                                    -------
                                                                                            1998               1997
                                                                                            -----              ----
Current assets:
   Cash and cash equivalents                                                              $16,347          $ 18,216
   Marketable securities (Note 2)                                                          19,308            16,374
   Investment in limited partnership (Note 2)                                               7,000                --
   Accounts receivable, less allowance for doubtful accounts of
     $490 and $653                                                                          5,297             6,213
   Inventories (Note 3)                                                                     7,725            10,074
   Deferred income taxes (Note 7)                                                           2,000             2,628
   Other                                                                                      701             1,045
                                                                                          -------          --------
       Total current assets                                                                58,378            54,550
                                                                                          -------          --------
Property and equipment:
   Land and buildings                                                                          96               117
   Tooling                                                                                  9,749            11,189
   Furniture, fixtures and equipment                                                        5,927             5,975
   Leasehold improvements                                                                     541               502
                                                                                          -------          --------
   Total property and equipment                                                            16,313            17,783
   Less accumulated depreciation and amortization                                          14,519            16,062
                                                                                          -------          --------
         Property and equipment, net                                                        1,794             1,721
                                                                                          -------          --------
Deposits and other                                                                          1,300             1,381
                                                                                          -------          --------
       Total assets                                                                       $61,472           $57,652
                                                                                          =======           =======


                                                LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Accounts payable                                                                       $ 2,200           $ 3,324
   Accrued expenses:
     Income taxes                                                                             180                 -
     Bonus                                                                                    539               618
     Other                                                                                  2,331             2,547
                                                                                          -------          --------
       Total current liabilities                                                            5,250             6,489
Other                                                                                         505               502
                                                                                          -------          --------
       Total liabilities                                                                    5,755             6,991
Commitments and contingencies (Note 9)
Stockholders' equity (Note 5):
   Common stock, $.01 par--shares authorized, 12,000;
     shares outstanding, 7,137 and 6,929                                                       71                69
   Additional paid-in capital                                                              44,821            43,945
   Foreign currency translation adjustment                                                  (988)             (753)
   Retained earnings                                                                       11,813             7,400
                                                                                          -------          --------
   Total stockholders' equity                                                              55,717            50,661
                                                                                          -------          --------
       Total liabilities and stockholders' equity                                         $61,472          $ 57,652
                                                                                          =======          ========


          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                            YEAR ENDED JUNE 30
                                                                            ------------------
                                                                 1998              1997              1996
                                                                 ----              ----              ----
Net sales (Note 8):
     Printers                                                    $7,041          $ 8,370           $18,436
     Consumable supplies and spare parts                         38,012           48,090            55,945
                                                                 ------          -------           -------

         Total                                                   45,053           56,460            74,381

Cost of sales                                                    22,324           30,443            44,408
                                                                 ------          -------           -------
Gross profit                                                     22,729           26,017            29,973
                                                                 ------          -------           -------

Operating expenses:
     Selling, general and administrative                          8,815           10,167            10,521
     Research and development                                     9,671            8,601             6,175
                                                                 ------          -------           -------

         Total operating expenses                                18,486           18,768            16,696
                                                                 ------          -------           -------

Operating income                                                  4,243            7,249            13,277
Other income, net (Note 10)                                       3,314            1,377               188
                                                                 ------          -------           -------

Income before income taxes                                        7,557            8,626            13,465
Income tax expense (Note 7)                                       2,580            3,865               363
                                                                 ------          -------           -------

Net income                                                       $4,977          $ 4,761           $13,102
                                                                 ======          =======           =======

Net income applicable to common stockholders (Note 5)            $4,977          $ 4,761           $11,750
                                                                 ======          =======           =======

Net income per share:
         Basic                                                   $ 0.70          $  0.70           $  6.59
                                                                 ======          =======           =======
         Diluted                                                 $ 0.70          $  0.69           $  2.45
                                                                 ======          =======           =======

Weighted average shares:
         Basic                                                    7,068            6,849             1,987
                                                                 ======          =======           =======
         Diluted                                                  7,143            6,924             5,344
                                                                 ======          =======           =======



          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                   (THOUSANDS)


                               SENIOR CONVERTIBLE       CONVERTIBLE                                          FOREIGN      RETAINED
                                 PREFERRED STOCK      PREFERRED STOCK          COMMON STOCK      ADDITIONAL  CURRENCY     EARNINGS
                                 ---------------      ---------------          ------------        PAID-IN  TRANSLATION (ACCUMULATED
                                SHARES     AMOUNT   SHARES      AMOUNT     SHARES        AMOUNT    CAPITAL  ADJUSTMENT    DEFICIT)
                                ------     ------   ------      ------     ------        ------  ---------- ----------- ------------
BALANCE JUNE 30, 1995            11,005   $   550    1,785     $   18       836      $     8     $ 31,484       $  541   $ (9,917)

   Conversion of preferred
     stock to common (Note 5)   (11,005)     (550)  (1,785)       (18)    3,789           38          530           --        --

   Sale of common stock, net
     of offering costs
     (Note 5)                        --        --       --         --     2,200           22       15,601           --        --

   Payment of excess
     liquidation preference
     on preferred stock
     conversion (Note 5)             --        --       --         --        --           --       (4,152)          --        --

   Foreign currency translation
     adjustment                      --        --       --         --        --           --           --       (1,090)       --

   Net income                        --        --       --         --        --           --           --           --    13,102
                                 ------   -------   ------     ------     -----      -------     --------       ------   -------

BALANCE JUNE 30, 1996                --        --       --         --     6,825           68       43,463         (549)    3,185

   Exercise of stock options         --        --       --         --       104            1          482           --

   Dividends paid                    --        --       --         --        --           --           --           --      (546)

   Foreign currency translation
     adjustment                      --        --       --         --        --           --           --         (204)       --

   Net income                        --        --       --         --        --           --           --           --     4,761
                                 ------   -------   ------     ------     -----      -------     --------       ------   -------

BALANCE JUNE 30, 1997                --        --       --         --     6,929           69       43,945         (753)    7,400

   Exercise of stock options         --        --       --         --       208            2          876           --        --

   Dividends paid                    --        --       --         --        --           --           --           --      (564)

   Foreign currency translation
     adjustment                      --        --       --         --        --           --           --         (235)       --

   Net income                        --        --       --         --        --           --           --           --     4,977
                                 ------   -------   ------     ------     -----      -------     --------       ------   -------

BALANCE JUNE 30, 1998                --   $    --       --     $   --     7,137      $    71     $ 44,821       $(988)   $11,813
                                 ======   =======   ======     ======     =====      =======     ========       ======   =======




          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                   (THOUSANDS)

                                                                                       YEAR ENDED JUNE 30
                                                                                       ------------------
                                                                             1998             1997              1996
                                                                             ----             ----              ----
OPERATING ACTIVITIES:
     Net income                                                            $ 4,977        $   4,761          $ 13,102
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                       1,278            1,281             1,648
         Loss on disposal of  property and equipment                            38              777               191
         Deferred income tax expense (benefit)                                 565              318            (3,656)
         Unrealized gains on forward exchange contracts and
           trading securities                                                 (500)            (159)               --
         Realized and unrealized gains on available-for-sale
           securities                                                       (1,558)          (1,345)               --
     Changes in operating assets and liabilities:
              Trading securities, net                                       (3,254)          (8,000)               --
              Accounts receivable                                              916              885               724
              Inventories                                                    2,008            3,794            (2,122)
              Other current assets                                              28             (429)              129
              Other assets                                                      (8)             758              (181)
              Accounts payable and accrued expenses                           (351)          (1,937)             (118)
                                                                           -------        ---------          --------

Net cash provided by operating activities                                    4,139              704             9,717
                                                                           -------        ---------          --------

INVESTING ACTIVITIES:
     Purchases of available-for-sale securities                            (10,786)         (13,237)               --
     Investments in limited partnerships                                    (7,000)              --                --
     Purchase of equipment                                                  (1,226)          (1,062)             (832)
     Proceeds from sale of available-for-sale securities                    13,233            6,367                --
     Proceeds from sale of equipment                                             3            4,928                12
                                                                           -------        ---------          --------

Net cash used in investing activities                                       (5,776)          (3,004)             (820)
                                                                           -------        ---------          --------

FINANCING ACTIVITIES:
     Principal payments of long-term debt and capital lease obligations         --           (5,150)              (85)
     Proceeds from issuance of common stock                                    878              483            17,600
     Dividends paid                                                           (564)            (546)               --
     Payment of offering costs                                                  --               --            (1,977)
     Payment of excess liquidation preference on preferred stock                --               --            (4,152)
                                                                           -------        ---------          --------

Net cash provided by (used in) financing activities                            314           (5,213)           11,386
                                                                           -------        ---------          --------

Effect of exchange rate changes on cash                                       (546)            (263)             (680)
                                                                           -------        ---------          --------

Net increase (decrease) in cash and cash equivalents                        (1,869)          (7,776)           19,603
Cash and cash equivalents, beginning of year                                18,216           25,992             6,389
                                                                           -------        ---------          --------

Cash and cash equivalents, end of year                                     $16,347        $  18,216          $ 25,992
                                                                           =======        =========          ========

Supplemental cash flow information:
     Cash paid during the year for:
         Interest                                                          $     7        $      25          $    233
         Income taxes                                                        2,392            5,304             3,251

Non-cash activities: Preferred stock of $568,000 was converted into common stock during the year ended June 30, 1996.









          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Kentek Information Systems, Inc. (the "Company") is a supplier of mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company was incorporated under the laws of the State of Delaware in 1981. The Company's operations in the United States ("U.S.") consist of manufacturing facilities in Boulder, Colorado, which are used to manufacture the consumable supply products. The Company's principal subsidiary, Nippon Kentek Kaisha Ltd., a Delaware corporation ("Nippon Kentek"), is engaged in research and development and manufacturing-related activities in Japan. The Company designs and engineers its printer engines and supervises their assembly under contract with a Japanese company. The Company distributes its printers, consumable supplies and spare parts exclusively through sales to OEM customers and systems integrators.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kentek Europe BV, Kentek GmbH and Nippon Kentek. All significant intercompany balances and transactions have been eliminated in consolidation.

         Foreign Currency Translation - The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Resulting translation adjustments are accumulated in the foreign currency translation adjustment component of stockholders' equity. Currency transaction gains and losses are recognized in net income currently.

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

         In addition, significant estimates are included in the accompanying financial statements related to reserves for inventory obsolescence, uncollectible accounts receivable and warranty reserves which are based upon historical and developing trends, aging of items, and other information deemed pertinent to estimate collectibility and realizability. It is possible that these reserves may change within a year, and the effect of the change could be material to the consolidated financial statements.

         Cash Equivalents - The Company considers cash, money market accounts and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Marketable Securities - Management has determined that the Company's marketable securities portfolio consists of both available-for-sale and trading securities.

         Marketable securities classified as available-for-sale are available to support current operations and to take advantage of other investment opportunities. These securities are stated at fair value based upon market quotations. Unrealized gains and losses on available-for-sale securities were not significant. Realized gains and losses are included in other income, net.

         Marketable securities classified as trading securities are carried at fair value based upon market quotations. Net realized and unrealized gains and losses on trading securities are included in other income, net.

         Concentrations of Credit Risk - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalent balances in excess of the insurance provided by federal insurance authorities, marketable securities and accounts receivable.

         The Company's cash equivalents are placed with a major financial institution and are primarily invested in investment grade commercial paper with an average original maturity of three months or less and money market accounts. The Company's marketable securities consist of commercial paper and various equity securities. The exposure to loss resulting from the concentrations of credit risk with respect to accounts receivable is limited due to generally short payment terms and the customers' dispersion across geographic areas. The Company performs ongoing credit evaluation of its customer's financial condition and generally requires no collateral from its customers.

         Inventories - Inventories are valued at the lower of cost (determined primarily by the weighted moving average method) or market.

         Property, Equipment and Depreciation - Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives:

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
         Leasehold improvements                                                                               Term of Lease

         Impairment of Long-lived Assets - The carrying value of long-lived assets and certain identified intangible assets held and used by the Company are evaluated for impairment whenever there is an event or change in circumstances that indicates that such assets have been impaired or that the carrying value of such assets might not be recoverable.

         Income Taxes - The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income.

         Stock Option Plans - The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

         Net Income Per Share - During 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supercedes APB Opinion No. 15 and its related interpretations. All prior periods presented have been restated in accordance with SFAS No. 128. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. For the year ended June 30, 1996, net income has been reduced by the Excess Liquidation Preference ("ELP") (Note 5) attributable to the Senior Convertible Preferred Stock ("SCPS") totaling $1,352,000, in computing net income per share. Stock options were omitted from the denominator because they were antidilutive and were not material. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below.

                                                    Income           Shares              Per-Share
                                                  (Numerator)    (Denominator)            Amount
FOR THE YEAR ENDED JUNE 30, 1998
--------------------------------
Net income                                          $4,977
Basic net income per share                          ======
Income available to
  Common stockholders                               $4,977           7,068                 $0.70
                                                    ======                                 =====
Effect of stock options                                                 75
                                                                     -----

Diluted net income per share                        $4,977           7,143                 $0.70
                                                    ======           =====                 =====

FOR THE YEAR ENDED JUNE 30, 1997
--------------------------------
Net income                                          $4,761
Basic net income per share                          ======
Income available to
  Common stockholders                               $4,761            6,849               $0.70
                                                    ======                                =====
Effect of stock options                                                  75
                                                                      -----

Diluted net income per share                        $4,761            6,924               $0.69
                                                    ======            =====               =====

FOR THE YEAR ENDED JUNE 30, 1996
--------------------------------
Net income                                          $13,102
Basic net income per share                          =======
Income available to
  common stockholders                               $11,750           1,987               $6.59
                                                    =======                               =====
Effect of convertible preferred stock                                 3,357
                                                                      -----

Diluted net income per share                        $11,750           5,344               $2.45
                                                    =======           =====               =====

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

         New Accounting Pronouncements- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS N. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company is required to adopt this statement in fiscal year 1999. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company has determined that the adoption of this Statement will have no material impact on its financial disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has determined that the adoption of this statement will not have a material impact on its financial statement disclosures.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this Statement until July 1999. The Company has not determined its method or timing of adopting this Statement or the impact on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.

         In January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on the accounting for computer software costs. In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the accounting for the cost of start-up activities. The Company is not required to adopt these statements until July 2000 and does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       INVESTMENTS

         Marketable Securities - The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires an entity to categorize its investments as held-to-maturity, available-for-sale, or trading securities, according to the use of investment, and to record unrealized gains and losses in net income or as separate component of stockholders' equity, depending on the investment's classification. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. As of June 30, 1998 and 1997, available-for-sale and trading securities consisted of the following:

                                                                GROSS              GROSS           ESTIMATED
                                                             UNREALIZED         UNREALIZED           FAIR
                                            COST                GAINS              LOSSES            VALUE
                                                                      (THOUSANDS)
                                                                      -----------
       JUNE 30, 1998

       Available-for-sale securities
          Bank and corporate debt         $ 7,326            $       -          $        -           $ 7,326

       Trading securities
          Equity                           11,549                  433                   -            11,982

       Total                              $18,875            $     433          $        -           $19,308


       JUNE 30, 1997

       Available-for-sale securities
          Bank and corporate debt         $ 8,215            $       -          $        -           $ 8,215

       Trading securities
          Equity                            8,000                  159                   -             8,159

       Total                              $16,215            $     159          $        -           $16,374

         As of June 30, 1998, securities classified as available-for-sale had contractual maturity dates ranging from July 1998 to April 2029, the cost for these securities approximated their fair value as of June 30, 1998 and 1997. During 1998 and 1997, proceeds from sales of available-for-sale securities approximated $13,233,000 and $6,367,000, respectively. The Company uses the specific identification method to determine cost for available-for-sale securities. Gross unrealized gains and losses on sales of available-for-sale securities were not material in 1998 and 1997. Net unrealized holding gains on trading securities of $433,000 and $159,000 have been included in net income for 1998 and 1997, respectively.

         Investments in Limited Partnerships - As of June 30, 1998, the Company has investments in two limited partnerships. The first investment of $3,000,000 was made in June 1998 in the HCM High Yield Opportunity Fund, LP ("HCM"). The prospectus for HCM indicates that HCM's investment objective is to provide investors with risk-adjusted rates of return through a portfolio structured to generally have the following characteristics: low volatility; short duration (generally less than 2 years); and an overall high degree of liquidity in the underlying securities. The partnership will attempt to achieve these objectives through a two-pronged investment strategy: an emphasis on non-investment grade fixed income financial instruments (including bonds and bank loans) that, in HCM's judgement, are likely (i) to be repurchased by the issuer at a premium within twelve to eighteen months as a result of the occurrence of a corporate event such as an IPO, asset sale, merger or refinancing and (ii) active trading of the portfolio. Withdrawals from the partnership may be made quarterly with 30 days notice. The second investment of $4,000,000 was also made in June 1998 in Cerberus, LP ("CLP"). The prospectus for CLP indicates that CLP invests in publicly traded and private debt, trade claims, large and middle market bank loans, distressed real estate and public and private equity, including post bankruptcy equity. To control risk, assets are broadly diversified among 60 or more positions. Withdrawals from the fund may be made each June 30 and December 31 with 90 days notice. The Company accounts for the investments in limited partnerships at cost. Based on information provided by HCM's and CLP's General Partners, the Company's proportionate share in the fair value of each partnership as of June 30, 1998 approximated the Company's carrying value for each investment.

3.  INVENTORIES

         Inventories consist of the following net of allowance:

                                                                                          JUNE 30
                                                                                          -------
                                                                                   1998             1997
                                                                                   ----             ----
                                                                                         (THOUSANDS)
Finished printers, consumable supplies and spare parts                             $4,072          $ 6,064
Raw materials                                                                       3,653            4,010
                                                                                    -----          -------
                                                                                   $7,725          $10,074
                                                                                   ======          =======

4.  REVOLVING CREDIT AGREEMENT

         The Company has an unsecured revolving line-of-credit agreement with a bank, which expires October 31, 1998. The available loan amount is $5,000,000. The line-of-credit agreement provides for interest at the bank's prime rate. The Company must meet certain financial ratio requirements under the terms of the agreement. At June 30, 1998 and 1997, no amounts were drawn on the line-of-credit.

5.  CAPITAL STOCK

         The Company's Board of Directors have authorized a stock buy-back program with a maximum repurchase of 5% of the outstanding common shares. Management intends to evaluate its investments and the Company's current stock price in determining the timing and amount of stock repurchase. During 1998, 1997 and 1996, the Company declared and paid cash dividends per common share equal to $0.08, $0.08 and nil, respectively.

         On April 17, 1996, the Company completed its IPO of 2,200,000 shares of common stock in the offering at $8 per share. In addition, non-management stockholders sold an additional 675,000 shares. The Company received $15,623,000 in proceeds, net of offering costs of $1,977,000.

         Effective immediately prior to the IPO, the outstanding SCPS and Convertible Preferred Stock ("CPS") were converted into common stock and the SCPS and CPS authorized shares were canceled. The SCPS was voting and had a primary liquidation preference of $1 per share, plus the aggregate amount of the ELP. ELP accrued on the SCPS at an annual rate of 12%. On April 23, 1996, the ELP of approximately $4,152,000 was paid to SCPS holders, and the SCPS shares were converted into common stock at a conversion rate of 1.3869245 shares of common stock per SCPS share. (Note 1).

6.  STOCK OPTION PLAN

         The Company currently has one stock option plan, the 1992 Stock Option Plan ("the Plan"). The Plan provides for the grant of incentive stock options to officers, directors, and employees of the Company. The Company has reserved 1,250,000 shares of its authorized common stock for stock options for issuance in connection with the plan. The Plan provides for the grant of stock options, including incentive stock options and non-statutory stock options. At June 30, 1998, there were 426,148 shares available for future stock option grants. The following table summarizes information on stock option activity for the Plan:

                                                                            EXERCISE PRICE                WEIGHTED AVERAGE
                                                NUMBER OF SHARES               PER SHARE              EXERCISE PRICE PER SHARE
Outstanding at
     July 1, 1995                                    344,112                $3.24 - $6.49                      $4.13
     Granted                                         378,575                        $6.49                      $6.49
     Expired                                         (41,685)               $3.24 - $6.49                      $4.43
                                                     --------

Outstanding at
     June 30, 1996                                   681,002                $3.24 - $8.38                      $5.43
     Granted                                         117,000                $6.00 - $7.88                      $6.48
     Exercised                                      (104,817)               $3.24 - $6.49                      $4.61
     Canceled and expired                            (45,772)               $3.24 - $8.38                      $6.61
                                                     --------

Outstanding at
     June 30, 1997                                   647,413                $3.24 - $7.88                      $5.67
     Granted                                         109,500                $7.94 - $9.50                      $8.68
     Exercised                                      (207,890)               $3.24 - $6.49                      $4.22
     Canceled and expired                            (37,878)               $3.24 - $6.63                      $5.72
                                                     --------

Outstanding at
     June 30, 1998                                   511,145                $3.24 - $9.50                      $6.90
                                                     =======

     Options issued to officers and employees under the Plan vest proportionately over three years on each of the first, second, and third anniversary dates of the option grant date and expire in five years. Options granted subsequent to July 1, 1997 have a ten-year life. Options issued to directors under the Plan vest 100% six months after the grant date and expire in ten years.

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

                                               FISCAL YEAR ENDED            FISCAL YEAR ENDED          FISCAL YEAR ENDED
                                                    6/30/98                      6/30/97                    6/30/96
                                                    -------                      -------                    -------
Net income - as reported                          $4,977,000                   $4,761,000                 $13,102,000
Net income - pro forma                             4,511,000                    4,437,000                  12,995,000

Net income per share - as reported
     Basic                                             $0.70                        $0.70                       $6.59
     Diluted                                            0.70                         0.69                        2.45
Net income per share - pro forma
     Basic                                             $0.64                        $0.65                       $6.54
     Diluted                                            0.64                         0.64                        2.43

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions used for grants in 1998, 1997 and 1996; risk-free interest rate of 5.20% in 1998, 6.00% in 1997 and 6.47% in 1996; annual dividend of $.08; expected life of five years; and expected volatility of 53.21% in 1998, 57.00% in 1997 and 51.50% in 1996. The outstanding stock options at June 30, 1998 have a weighted average remaining contractual life of four years. The weighted average fair value of options granted in 1998, 1997 and 1996 were $4.27, $3.16 and $3.09, respectively.

     The following table summarizes information about stock options outstanding under the Plan as of June 30, 1998:

                                                                          WEIGHTED                                 WEIGHTED
                               NUMBER         WEIGHTED AVERAGE             AVERAGE             NUMBER      AVERAGE EXERCISE
          RANGE OF        OUTSTANDING                REMAINING            EXERCISE        EXERCISABLE                 PRICE
   EXERCISE PRICES         AT 6/30/98         CONTRACTUAL LIFE               PRICE         AT 6/30/98           EXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
             $6.49             50,391                   1 year               $6.49             50,391                 $6.49
              6.49             53,679                  2 years                6.49             53,679                  6.49
              6.49            150,157                  3 years                6.49            150,157                  6.49
      3.24 to 6.63             21,837                  4 years                5.05             15,170                  6.49
              3.24              2,772                  5 years                3.24              2,772                  3.24
              3.24              1,848                  6 years                3.24              1,848                  3.24
              6.49              9,553                  7 years                6.49              9,553                  6.49
              6.49             57,408                  8 years                6.49             57,408                  6.49
      5.64 to 9.50            104,000                  9 years                8.08             36,000                  6.49
      7.94 to 8.81             59,500                 10 years                8.00             27,000                  5.64
---------------------------------------------------------------------------------------------------------------------------
    $3.24 to $9.50            511,145                                        $6.90            403,978                 $6.45
===========================================================================================================================

7.  TAXES ON INCOME

         Taxes on income consists of the following:

                                                                                    YEAR ENDED JUNE 30
                                                                                    ------------------
                                                                         1998              1997             1996
                                                                         ----              ----             ----
                                                                                        (THOUSANDS)
Current expense:
     Federal                                                          $  1,670         $  3,072          $  3,273
     State                                                                 345              475               746
     Foreign                                                                --               --                --
                                                                      --------         --------          --------
                                                                         2,015            3,547             4,019
                                                                      --------         --------          --------
Deferred expense (benefit):
     Federal                                                               454              215             1,035
     State                                                                 111              103                55
                                                                      --------         --------          --------
                                                                           565              318             1,090
     Reduction in valuation allowance                                       --               --            (4,746)
                                                                      --------         --------          --------
                                                                           565              318            (3,656)
                                                                      --------         --------          --------
Income tax expense                                                    $  2,580         $  3,865          $    363
                                                                      ========         ========          ========


         The components of the net deferred tax asset are shown below:

                                                                                          JUNE 30
                                                                                          -------
                                                                                 1998                 1997
                                                                                 ----                 ----
                                                                                        (THOUSANDS)
Inventories                                                                   $ 1,426              $ 1,694
Accrued expenses and other                                                        397                  730
Property and equipment                                                            773                  710
Accounts receivable allowance                                                     177                  204
                                                                              -------              -------
Net deferred tax asset                                                          2,773                3,338
     Less current deferred tax asset                                            2,000                2,628
                                                                              -------              -------
Non-current deferred tax asset                                                $   773              $   710
                                                                              =======              =======

         The net deferred tax asset of $2,773,000 at June 30, 1998 is realizable as the Company has determined, based on several recurring periods of profitable operations, continuing efforts to enhance and develop existing and new customer relationships, its movement of a substantial portion of its supplies manufacturing to the United States from Japan and the strengthening of the dollar against the yen, that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset. Management plans to re-evaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. Components of the net deferred tax asset, other than property and equipment, primarily reverse annually. As a result of the nature of these temporary differences, $773,000 of the net deferred tax asset at June 30, 1998 is classified as non-current. The non-current portion, which is included in deposits and other assets, is attributable to property and equipment.

         The net deferred tax asset at June 30, 1997 was $3,338,000. The current portion of $2,628,000 is a result of temporary differences that primarily reverse annually. The remaining non-current portion of $710,000 is attributable to property and equipment.

         A reconciliation of the Company's effective tax rates to the federal statutory rate is shown below:

                                                                                              YEAR ENDED JUNE 30
                                                                                              ------------------
                                                                                   1998               1997             1996
                                                                                   ----               ----             ----
                                                                                                   (THOUSANDS)
Federal and state income tax computed at statutory rates                         $2,887             $3,217             $4,578
Reduction of valuation allowance                                                     --                 --             (4,746)
Research and development credits                                                   (366)                --                 --
Other permanent differences                                                          59                648                531
                                                                                 ------             ------             ------
Tax expense                                                                      $2,580             $3,865             $  363
                                                                                 ======             ======             ======

8.  SALES TO PRINCIPAL CUSTOMERS

  Transactions

         Sales to customers and their affiliates which were 10% or more of total net sales are shown below:

                                                                                                 YEAR ENDED JUNE 30
                                                                                                 ------------------
                                                                                    1998                1997               1996
                                                                                    ----                ----               ----
Customer A                                                                           28%                 34%                32%
Customer B                                                                           18                  14                 16
Customer C                                                                           --                   2                 10
Customer D                                                                           18                  15                 10



9.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

  Operating Leases

         The Company leases office and warehouse space under operating leases expiring at various dates through the year 2001. Rent expense for the years ended June 30, 1998, 1997 and 1996 was $983,000, $928,000, and $980,000. Future
minimum lease payments under operating leases are as follows:

       YEAR ENDING
        JUNE 30,                                                                                 (THOUSANDS)
        --------                                                                                 -----------
         1999                                                                                         $801
         2000                                                                                          679
         2001                                                                                          447
                                                                                                    ------
                                                                                                    $1,927
                                                                                                    ======

Employment Agreement

         On April 1, 1989, the Company entered into an Employment Agreement with its President and Chief Executive Officer. The Employment Agreement, as amended, provides for an annual salary of $252,000, an annual bonus equal to 1.5% of the Company's pre-tax profits for each fiscal year and automobile allowance of $800 per month. The Employment Agreement can be terminated by the Company by written notice at any time and in such event, the President and Chief Executive Officer is entitled to a monthly severance payment equal to his then current monthly salary for a period of six months after such termination. In addition, the President and Chief Executive Officer is obligated not to solicit any employees to leave employment of the Company for a period of three years after termination of his employment. As of June 30, 1998, 1997 and 1996 bonuses of approximately $113,000, $129,000 and $202,000 have been recorded.

  Profit-Sharing Plan

         The Company has a savings and profit sharing plan, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of the employee's salary. The Company's contributions are vested 20% per year beginning with the second year of service. During the years ended June 30, 1998, 1997 and 1996 the Company's contributions to the plan were $118,000, $73,000 and $53,000.

  Related Party Transactions

         The Chairman of the Board of Directors provides consulting services to the Company. Consulting expense for these services for the years ended June 30, 1998, 1997 and 1996 were approximately $79,000, $81,000 and $78,000.

10.  OTHER INCOME, NET

         Other income, net consists of the following:

                                                                             YEAR ENDED JUNE 30
                                                                             ------------------
                                                                   1998             1997              1996
                                                                   ----             ----              ----
                                                                                 (THOUSANDS)
Investment income                                                $3,189           $2,000           $   520
Foreign currency exchange gain                                       67               --                --
Interest expense                                                    (7)            (96)              (253)
Loss on sale of assets held for sale                                 --            (568)                --
Miscellaneous                                                        65             41                (79)
                                                                 ------          ------            -------
Other income, net                                                $3,314          $1,377            $   188
                                                                 ======          ======            =======

11.  CONTINGENCIES

     The Company is involved with certain claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

12.  OPERATIONS BY GEOGRAPHIC AREA

     The Company's operations are conducted in one business segment, mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company's production facilities are located in the U.S. and Japan. Export sales from U.S. based operations, primarily to Germany, approximated $3,254,000, $3,415,000 and $8,741,000 in 1998, 1997 and 1996, respectively. Intercompany sales are transacted at established transfer prices and the related profits are eliminated in consolidation. General corporate assets included in U.S. based operations primarily consist of cash and cash equivalents, marketable securities and other investments. These assets approximated $42,655,000, $34,590,000 and $25,992,000 in 1998, 1997 and 1996, respectively. During the years ended June 30, 1998, 1997 and 1996 the Company had foreign and domestic sales, operating income and identifiable assets as shown below:

                                                                        U.S.              JAPAN            EUROPE            TOTAL
                                                                        ----              -----            ------            -----
                                                                                                (THOUSANDS)
1998
     Net sales                                                         $41,799          $    --         $  3,254           $45,053
     Operating income (expense)                                          5,438           (1,080)             (115)           4,243
     Identifiable assets                                                58,303            3,132                37           61,472
1997
     Net sales                                                                          $53,045         $      --          $ 3,415
$56,460
     Operating income (expense)                                          9,899           (2,683)               33            7,249
     Identifiable assets                                                54,246            3,195               211           57,652
1996
     Net sales                                                                          $65,640         $      --          $ 8,741
$74,381
     Operating income (expense)                                         14,885           (1,638)               30           13,277
     Identifiable assets                                                49,521           10,460               264           60,245

13.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Foreign Exchange Risk Management

         The Company has operations in Japan, and as a result, operating expenses are dependent on dollar-yen exchange rates. The Company has purchased Japanese yen forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing three months. The forward contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The counterparties to the Company's forward contracts consist of two financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and present no significant credit risk to the Company. As of June 30, 1997, the Company did not have any foreign currency forward contracts outstanding. At June 30, 1998, outstanding Japanese yen contractual amounts were as follows:

                                             NOTIONAL
                                             AMOUNT          GAINS      LOSSES
                                                         (THOUSANDS)
       Japanese yen forward contracts        $ 2,748        $67         $   -

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quoted market prices as of year-end. The estimated fair values of the Company's financial instruments are as follows:

                                                       1998                         1997
                                            CARRYING        FAIR         CARRYING        FAIR
                                            AMOUNT         VALUE         AMOUNT         VALUE
                                                                (THOUSANDS)
       Nonderivatives:
       Cash and cash equivalents            $16,347        $16,347       $18,216        $18,216
       Marketable securities                 19,308         19,308        16,374         16,374
       Investments in limited partnerships    7,000          7,000           -              -

       Derivatives:
       Japanese yen forward contracts             -             67           -              -

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
 FINANCIAL STATEMENT SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                   (THOUSANDS)

                                                                                      ADDITIONS
                                                                    BALANCE AT       CHARGED TO                          BALANCE AT
                                                                   BEGINNING OF       COSTS AND                            END OF
                                                                      PERIOD          EXPENSES           DEDUCTIONS        PERIOD
                                                                      ------          --------           ----------        ------
Year Ended June 30, 1998:
     Allowance for doubtful accounts                                    $  653          $   165            $  328           $  490
     Allowance for inventory                                             4,145              279             1,186            3,238
     Deferred tax asset valuation allowance                                 --               --                --               --
                                                                        ------          -------            ------           ------
                                                                        $4,798          $   444            $1,514           $3,728
                                                                        ======          =======            ======           ======

Year Ended June 30, 1997:
     Allowance for doubtful accounts                                    $  627          $   138            $  112           $  653
     Allowance for inventory                                             3,548            1,023               426            4,145
     Deferred tax asset valuation allowance                                  -                -                 -                -
                                                                        ------          -------            ------           ------
                                                                        $4,175          $ 1,161            $  538           $4,798
                                                                        ======          =======            ======           ======

Year Ended June 30, 1996:
     Allowance for doubtful accounts                                    $  686          $    --            $   59           $  627
     Allowance for inventory                                             2,336            1,725               513            3,548
     Deferred tax asset valuation allowance                              4,746               --             4,746               --
                                                                        ------          -------            ------           ------
                                                                        $7,768           $1,725            $5,318           $4,175
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

         During fiscal year 1996 and any subsequent interim period preceding the dismissal of BDO, the Company is not aware of any disagreements between the Company and BDO or reportable events as defined in Item 304 of Regulation S-K.

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

         1. Financial Statements: The financial statements of the Company are included in Part II, Item 8 of this report. See Index to Financial Statements (F-1) on Page 13.
         2. Financial Statement Schedules: Financial statement schedules required under the related instructions are applicable for the period ended June 30, 1998, 1997 and 1996, and are therefore included in Item 8.
         3. Report of Other Auditors: Report of BDO Seidman, LLP for fiscal 1996.
         4. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index below.

(b) Reports on Form 8-K filed during the fourth quarter of fiscal year 1998 - None.

                                    EXHIBITS
                                    --------
EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------
3(i).1+           --       Amended and Restated Certificate of Incorporation of
                           the Registrant.
3(ii).1+          --       Bylaws of the Registrant.
4.1+              --       Reference is made to Exhibits 3(i).1 and 3(ii).1.
4.2+              --       Specimen Stock Certificate.
10.1+             --       Form of Indemnity Agreement entered into between the
                           Registrant and its directors and executive officers.
10.2+             --       Common Stock Registration Rights Agreement, dated
                           as of October 5, 1984, as amended.
10.3+             --       Series A Convertible Preferred Stock Purchase
                           Agreement, dated as of October 5, 1984, as amended.
10.4+*            --       Amended and Restated 1992 Stock Option Plan of the
                           Registrant (the "Option Plan").
10.5+             --       Form of Option granted to persons other than
                           non-employee directors under the Option Plan.
10.6+             --       Form of Option granted to non-employee directors
                           under the Option Plan.
10.7+*            --       Employment Agreement between the Registrant and
                           Philip W. Shires, dated April 1, 1989.
10.8+             --       Lease Agreement between the Registrant and Security
                           Connecticut Life Insurance Company, dated September
                           20, 1990, as amended.
10.9+             --       Lease Agreement between the Registrant and Pine
                           Property Limited Partnership, dated July 15, 1992,
                           as amended.
10.10+            --       Lease Agreement between the Registrant and BFN
                           Company, dated September 28, 1994.
10.11+            --       Agreement on Bank Transactions and translation
                           between Nippon Kentek Kaisha,  Ltd. and The Dai-Ichi
                           Kangyo Bank, Limited, dated as of July 2, 1984.
10.12+            --       Agreement on Purchase or Negotiation of Bills and
                           translation  between Nippon Kentek Kaisha, Limited
                           and The Dai-Ichi Kangyo Bank, Limited, dated as of
                           July 2, 1984.
10.12(a)+         --       Security Agreement between the Registrant and the
                           Dai-Ichi Kangyo Bank, Limited, dated as of July 2,
                           1992, as amended.
10.12(b)+         --       Guaranty between the Registrant and The Dai-Ichi
                           Kangyo Bank, Limited, dated as of July 2, 1992.
10.13+            --       Credit and Security  Agreement  between the
                           Registrant and Colorado National Bank, dated as of
                           November 2, 1994, as amended.
10.15+            --       Sales/Purchase Contract between Nippon Kentek Kaisha
                           Limited and Kao Corporation, dated October 1, 1991.
10.16+            --       Letter Agreement between the Registrant and Lexmark
                           International, Inc., dated May 10, 1993, as amended.
10.17+            --       Addendum Agreement between the Registrant and
                           Lexmark International, Inc., dated November 17, 1994.
10.18+            --       Agreement between the Company and Hewlett-Packard
                           Company, dated March 22, 1994.
10.19+            --       Purchase Agreement between the Company and Siemens
                           Nixdorf Printing Systems,  LP, dated February 3,
                           1992, as amended.
10.20+            --       Purchase Agreement between the Company and Standard
                           Register Corporation, dated February 4, 1997.
10.21+            --       Lease Agreement between the Registrant and Avalon
                           Investment Company, dated March 31, 1997.
21.1+             --       List of subsidiaries of the Registrant.
27.1              --       Financial Data Schedules-Fiscal years ended 1996,
                           1997 and 1998

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.
*        Management contract or compensatory plan.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KENTEK INFORMATION SYSTEMS, INC.

                                By       /s/  PHILIP W. SHIRES
                                         Philip W. Shires
                                         President and Chief Executive Officer
                                         September 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                                DATE
---------                                   -----                                                ----
/s/      PHILIP W. SHIRES
         Philip W. Shires                   President, Chief Executive Officer
                                            and Director (Principal Executive Officer)           September 25, 1998
/s/      VICKY S. HAMMOND
         Vicky S. Hammond                   Chief Financial Officer
                                            (Principal Financial and Accounting Officer)         September 25, 1998

/s/      HOWARD L. MORGAN
         Howard L. Morgan                   Chairman of the Board                                September 25, 1998

/s/      JUSTIN J. PERREAULT
         Justin J. Perreault                Director                                             September 25, 1998

/s/      JAMES H. SIMONS
         James H. Simons                    Director                                             September 25, 1998

/s/      SHELDON WEINIG
         Sheldon Weinig                     Director                                             September 25, 1998

                                    EXHIBIT INDEX




EXHIBIT NUMBER             DESCRIPTION OF DOCUMENT
--------------             -----------------------
3(i).1+           --       Amended and Restated Certificate of Incorporation of
                           the Registrant.
3(ii).1+          --       Bylaws of the Registrant.
4.1+              --       Reference is made to Exhibits 3(i).1 and 3(ii).1.
4.2+              --       Specimen Stock Certificate.
10.1+             --       Form of Indemnity Agreement entered into between the
                           Registrant and its directors and executive officers.
10.2+             --       Common Stock Registration Rights Agreement, dated
                           as of October 5, 1984, as amended.
10.3+             --       Series A Convertible Preferred Stock Purchase
                           Agreement, dated as of October 5, 1984, as amended.
10.4+*            --       Amended and Restated 1992 Stock Option Plan of the
                           Registrant (the "Option Plan").
10.5+             --       Form of Option granted to persons other than
                           non-employee directors under the Option Plan.
10.6+             --       Form of Option granted to non-employee directors
                           under the Option Plan.
10.7+*            --       Employment Agreement between the Registrant and
                           Philip W. Shires, dated April 1, 1989.
10.8+             --       Lease Agreement between the Registrant and Security
                           Connecticut Life Insurance Company, dated September
                           20, 1990, as amended.
10.9+             --       Lease Agreement between the Registrant and Pine
                           Property Limited Partnership, dated July 15, 1992,
                           as amended.
10.10+            --       Lease Agreement between the Registrant and BFN
                           Company, dated September 28, 1994.
10.11+            --       Agreement on Bank Transactions and translation
                           between Nippon Kentek Kaisha,  Ltd. and The Dai-Ichi
                           Kangyo Bank, Limited, dated as of July 2, 1984.
10.12+            --       Agreement on Purchase or Negotiation of Bills and
                           translation  between Nippon Kentek Kaisha, Limited
                           and The Dai-Ichi Kangyo Bank, Limited, dated as of
                           July 2, 1984.
10.12(a)+         --       Security Agreement between the Registrant and the
                           Dai-Ichi Kangyo Bank, Limited, dated as of July 2,
                           1992, as amended.
10.12(b)+         --       Guaranty between the Registrant and The Dai-Ichi
                           Kangyo Bank, Limited, dated as of July 2, 1992.
10.13+            --       Credit and Security  Agreement  between the
                           Registrant and Colorado National Bank, dated as of
                           November 2, 1994, as amended.
10.15+            --       Sales/Purchase Contract between Nippon Kentek Kaisha
                           Limited and Kao Corporation, dated October 1, 1991.
10.16+            --       Letter Agreement between the Registrant and Lexmark
                           International, Inc., dated May 10, 1993, as amended.
10.17+            --       Addendum Agreement between the Registrant and
                           Lexmark International, Inc., dated November 17, 1994.
10.18+            --       Agreement between the Company and Hewlett-Packard
                           Company, dated March 22, 1994.
10.19+            --       Purchase Agreement between the Company and Siemens
                           Nixdorf Printing Systems,  LP, dated February 3,
                           1992, as amended.
10.20+            --       Purchase Agreement between the Company and Standard
                           Register Corporation, dated February 4, 1997.
10.21+            --       Lease Agreement between the Registrant and Avalon
                           Investment Company, dated March 31, 1997.
21.1+             --       List of subsidiaries of the Registrant.
27.1              --       Financial Data Schedules-Fiscal years ended 1996,
                           1997 and 1998

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.
*        Management contract or compensatory plan.