Form 10-Q
period 1998-09-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1998-11-17
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

Number of shares outstanding of the issuer's common stock, as of September 30, 1998:

           6,978,797 shares of Common Stock, $.01 par value per share

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------
       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           September 30, 1998 and June 30, 1998                                 3

         Consolidated Statements of Income -
           for the three months ended September 30, 1998
           and 1997                                                             4

         Consolidated Statements of Cash Flows -
           for the three months ended September 30, 1998
           and 1997                                                             5

         Notes to Consolidated Financial Statements -
            as of and for the three months ended September 30, 1998            6-7

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                 8-10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk     11-12

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                               13

       Item 2.  Changes in Securities                                           13

       Item 3.  Defaults Upon Senior Securities                                 13

       Item 4.  Submissions of Matters to a vote of Security Holders            13

       Item 5.  Other Information                                               13

       Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                      14

PART I.   FINANCIAL INFORMATION.

Item 1.   Consolidated Financial Statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)

                                     ASSETS

                                                         September 30,    June 30,
                                                             1998           1998
                                                         -------------    --------
                                                          (Unaudited)
Current Assets:
     Cash and cash equivalents                             $ 17,785       $ 16,347
     Marketable securities                                   18,185         19,308
     Investment in limited partnerships                       7,000          7,000
     Accounts receivable, less allowance                      4,144          5,297
     Inventories (Note 2)                                     7,059          7,725
     Deferred income taxes                                    2,000          2,000
     Other                                                      830            701
                                                           --------       --------
           Total current assets                              57,003         58,378

Property and equipment, at cost, less
     accumulated depreciation and amortization                2,148          1,794
Deposits and other                                            1,242          1,300
                                                           --------       --------
           Total assets                                    $ 60,393       $ 61,472
                                                           ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                      $  2,167       $  2,200
     Accrued expenses                                         2,596          3,050
                                                           --------       --------
           Total current liabilities                          4,763          5,250

Other                                                           539            505
                                                           --------       --------
           Total liabilities                                  5,302          5,755
                                                           --------       --------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares issued, 7,181 and 7,137; shares
        outstanding, 6,979 and 7,137                             72             71
     Treasury stock                                          (1,252)            --
     Additional paid-in-capital                              45,106         44,821
     Foreign currency translation adjustment                   (770)          (988)
     Retained earnings (Note 5)                              11,935         11,813
                                                           --------       --------
           Total stockholders' equity                        55,091         55,717
                                                           --------       --------

           Total liabilities and stockholders' equity      $ 60,393       $ 61,472
                                                           ========       ========


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three months ended
                                                               September 30,
                                                          ----------------------
                                                           1998           1997
                                                          -------        -------
Net sales:
     Printers                                             $   969        $ 2,239
     Consumable supplies and spare parts                    8,606          9,415
                                                          -------        -------
              Total net sales                               9,575         11,654

Cost of sales                                               4,665          6,496
                                                          -------        -------
Gross profit                                                4,910          5,158
                                                          -------        -------

Operating Expenses:
     Selling, general and administrative                    2,142          2,102
     Research and development                               3,129          1,905
                                                          -------        -------
              Total operating expenses                      5,271          4,007
                                                          -------        -------

Operating income                                             (361)         1,151
Other income, net                                             787            787
                                                          -------        -------

Income before income taxes                                    426          1,938
Income tax expense                                            160            727
                                                          -------        -------

Net income                                                $   266        $ 1,211
                                                          =======        =======

Net income per share: (Note 4)
              Basic                                       $  0.04        $  0.17
                                                          =======        =======
              Diluted                                     $  0.04        $  0.17
                                                          =======        =======

Weighted average shares outstanding:
              Basic                                         7,092          6,983
                                                          =======        =======
              Diluted                                       7,149          7,231
                                                          =======        =======


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)


                                                             Three months ended
                                                                September 30,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------
Operating activities:
     Net income                                             $    266    $  1,211
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                          363         307
          Unrealized gains on forward exchange
             contracts and trading securities                   (162)       (235)
           Realized and unrealized gains on
              available-for-sale securities                      (45)     (1,021)
      Changes in operating assets and liabilities:
          Trading securities, net                                283          59
          Accounts receivable                                  1,153         106
          Inventories                                            696        (738)
          Other current assets                                   129        (625)
          Other assets                                           (58)        (12)
          Accounts payable and accrued expenses                 (366)        899
                                                            --------    --------
Net cash provided by operating activities                      2,259         (49)
                                                            --------    --------

Investing activities:
     Purchase of available-for-sale securities                (1,039)     (5,155)
     Purchase of equipment                                      (688)       (147)
     Purchase of treasury stock                               (1,252)          0
     Proceeds from sales of available-for-sale securities      1,905       3,438
                                                            --------    --------
Net cash provided by (used in) investing activities           (1,074)     (1,864)
                                                            --------    --------

Financing activities:
     Proceeds from issuance of common stock                      286         564
     Dividends paid                                             (144)       (139)
                                                            --------    --------

Net cash provided by financing activities                        142         425
                                                            --------    --------

Effect of exchange rate changes on cash                          111        (231)
                                                            --------    --------

Net increase (decrease) in cash and cash
     equivalents                                               1,438      (1,719)
Cash and cash equivalents, beginning of period                16,347      18,216
                                                            --------    --------
Cash and cash equivalents, end of period                    $ 17,785    $ 16,497
                                                            ========    ========


                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF AND FOR THE THREE MONTH ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

1.   STATEMENT OF ACCOUNTING PRESENTATION

     The accompanying unaudited consolidated financial statements include all adjustments have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Results of operations for the three months ended September 30, 1998 are not necessarily indicative of results for the full year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended June 30, 1998.

2.   INVENTORIES

     Inventories consist of the following net of allowance:

                                                           September 30,   June 30,
                                                               1998          1998
                                                           -------------   --------
                                                                   (thousands)
Finished printers, consumable supplies and spare parts        $3,907        $4,072
Raw Materials                                                  3,152         3,653
                                                              ------        ------
                                                              $7,059        $7,725
                                                              ======        ======

3.   TREASURY STOCK

     The board of directors has authorized the repurchase of shares of the Company's common stock. The Company's repurchases of shares of Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' equity. No treasury shares have been reissued however, in the event of future reissuance the Company will use a first-in, first-out method and the excess of repurchase cost over reissuance price will be treated as a reduction of retained earnings.

4.   EARNINGS PER SHARE

     At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All amounts presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The following table is a reconciliation of basic to diluted earnings per share for the three months ended September 30, 1998 and 1997:

                                           Income          Shares         Per-Share
                                         (Numerator)    (Denominator)      Amount
Three months ended September 30, 1998

Net income                              $         266
                                        =============
Basic net income per share
Income available to
  common stockholders                   $         266           7,092   $        0.04
                                                                        =============
Effect of stock options                            --              57
                                        -------------   -------------
Diluted net income per share            $         266           7,149   $        0.04
                                        =============   =============   =============


Three months ended September 30, 1997

Net income                              $       1,211
                                        =============
Basic net income per share
Income available to
  common stockholders                   $       1,211           6,983   $        0.17
                                                                        =============
Effect of stock options                            --             247
                                        -------------   -------------

Diluted net income per share            $       1,211           7,231   $        0.17
                                        =============   =============   =============

5.   DIVIDENDS ON COMMON STOCK

     The Company declared and paid dividends of $0.02 per share for the quarter ended June 30, 1998 on September 18, 1998.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those presented here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Form 10-K for the year ended June 30, 1998, particularly those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, L997

     Net Sales. Net sales decreased 17.8% from $11,654,000 in the three months ended September 30, 1997 to $9,575,000 in the three months ended September 30, 1998. Printer sales decreased 56.7% from $2,239,000 in the three months ended September 30, 1997 to $969,000 in the three months ended September 30, 1998. This decrease is due primarily to increased competition in the printer market. Consumable supplies and spare parts sales decreased by 8.6% from $9,415,000 in the three months ended September 30, 1997 to $8,606,000 in the three months ended September 30, 1998. This decrease is due to a declining IBM printer installed base, which resulted in lower consumable supply sales and an increase in market competition by third party remanufacturers of consumable supplies.

     Gross Profit. Gross profit decreased by 4.8% from $5,158,000 in the three months ended September 30, 1997 to $4,910,000 in the three months ended September 30, 1998. The gross margin increased from 44.3% to 51.3% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin. The utilization of foreign exchange forward contracts mitigated the additional expenses related to the weakening of the dollar in relation to the Japanese yen.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively flat from $2,102,000 in the three months ended September 30, 1997 to $2,142,000 in the three months ended September 30, 1998.

     Research and Development Expense. Research and development expenses increased by 64.3% from $1,905,000 in the three months ended September 30, 1997 to $3,129,000 in the three months ended September 30, 1998. This increase was due to prototype and salary expenses related to the development of the KW60 printer.

     Other Income, net. Other income remained flat at $787,000 for both the three months ended September 30, 1997 and 1998.

     Income Tax Expense. Income tax expense for the three months ended September 30, 1997 was $727,000 compared to $160,000 for the three months ended September 30, 1998. This decrease is due to the decrease in income before taxes. The estimated tax rate for both periods is approximately 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash and cash equivalents during the three months ended September 30, 1998 resulted in a net increase of $1,438,000 as compared to a decrease of $1,179,000 in the three months ended September 30, 1997. Cash of approximately $1,252,000 was used to repurchase 202,400 shares of the Company's Common Stock. Since September 30, 1998, the Company has repurchased an additional 925,000 shares. The Company may continue to repurchase additional shares subject to market conditions.

YEAR 2000 COMPLIANCE

     The Company has completed and tested conversion from existing accounting and finance software to programs that are year 2000 compliant. All maintenance and modification costs associated with making all other internal computer systems year 2000 compliant will be expensed as incurred. As the Company implements solutions to the year 2000 issue, in some circumstances it may determine that replacing existing systems, hardware or equipment may be more efficient and also provide additional functionality. Replacement of these systems would be capitalized would reduce the estimated expenses associated with the year 2000 issue. The Company is also continuing its assessment of the readiness of external entities, such as vendors and suppliers, which interface with the Company and plans to have this assessment complete by June 30, 1999. The Company believes it has adequate alternative sources of supply for the majority of the raw materials used in the printer and consumable supplies production should any particular vendor fail to be year 2000 compliant. The Company continues to qualify new vendors, both in the U.S. and Japan, for alternative sources of supply. Alternative vendors will be qualified in fiscal year 1999.

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

     Management believes that its efforts will result in year 2000 compliance. Kentek has incurred no incremental costs associated with year 2000 compliance, as the majority of the costs have occurred as a result of normal business upgrade procedures. The Company does not expect the future costs associated with these procedures to be material. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's financial condition and results of operations.

ITEM 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

INTEREST RATE RISK

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio of cash equivalents and marketable securities. The stated objectives of the Company's investment guidelines are: safety of principal; liquidity; maximization of yield; and diversification of risk. The Company places its cash equivalent and marketable securities investments with U.S. Treasury and federal agency obligations, high credit quality commercial paper, obligations of corporations, banks and agencies including notes and bonds, taxable money market preferreds, certificates and/or time deposits of high quality commercial banks and tax exempt state and municipal obligations. The investment portfolio includes only those securities with active secondary resale markets to ensure portfolio liquidity.

     The Company has investments in equity securities in the amount of $11,680,000 as well as investments in two limited partnerships in the amount of $7,000,000 that are subject to market and interest rate risk.

     The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio of debt securities. The debt security investment portfolio has a weighted average maturity of 90 days or less.

                                    MATURITY
                             (AMOUNTS IN THOUSANDS)

                                                                       FAIR VALUE AT
                                 1999       THEREAFTER      TOTAL      SEPT. 30, 1998
                                -------     ----------     -------     --------------
Cash equivalents                $ 4,902                    $ 4,902         $ 4,902
     Average interest rate         4.22%                      4.22%
Commercial paper                 17,551       $1,050        18,601          18,601
     Average interest rate         5.53%        5.40%         5.53%
                                -------       ------       -------         -------
Total investment portfolio      $22,453       $1,050       $23,503         $23,503
                                =======       ======       =======         =======
     Average interest rate         5.24%        5.40%         5.25%

     The above table is based upon contractual maturity dates in the Company's investment portfolio of debt securities. These investment securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 1998, the fair value of the portfolio would decline by approximately $2,400,000.

FOREIGN CURRENCY RISK

     The Company has operations in Japan, and as a result, operating expenses are dependent on dollar-yen exchange rates. The Company has purchased Japanese Yen forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing four to five months. The forward contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The counterparties to the Company's forward contracts consist of two financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and present no significant risk to the Company. At September 30, 1998, outstanding Japanese yen contractual amounts were as follows:

                                             NOTIONAL
                                              AMOUNT       GAINS       LOSSES
                                                        (THOUSANDS)

       Japanese yen forward contracts        $ 3,146        $147        $ --

     Based on the Company's overall currency rate exposure at September 30, 1998, a 10% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        The Company is currently not involved in any significant legal proceedings.

ITEM 2. Changes in Securities

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        Not applicable.

ITEM 4. Submissions of Matters to a vote of Security Holders

        Not applicable.

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27     Financial Data Schedules

                               -September 30, 1998

                               -September 30, 1997 - Restated

        (b)  Form 8-K

             Exhibit 99.1   Previously filed on November 16, 1998

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 13, 1998          KENTEK INFORMATION SYSTEMS, INC.


                                    /s/ PHILIP W. SHIRES
                                    --------------------------------------------
                                    Philip W. Shires
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ VICKY S. HAMMOND
                                    --------------------------------------------
                                    Vicky S. Hammond
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  Exhibit Index

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27.1                Financial Data Schedules
  27.2                Restated Financial Data Schedule