Form 10-Q
period 1998-12-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1999-02-12
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

         X   Quarterly report pursuant to Section 13 or 15(d) of the
        ---             Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

                                       or

             Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from _____________to_____________

Commission file number:  000-27814

                        KENTEK INFORMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                            3577                         22-2406249
(State or other jurisdiction of    (Primary Standard Industrial        (I.R.S. Employer
incorporation or organization)      Classification Code Number)     Identification Number)

2945 Wilderness Place, Boulder, CO                                  80301
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

      Number of shares outstanding of the issuer's common stock, as of December 31, 1998:
           4,969,147 shares of Common Stock, $.01 par value per share

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE NO.
                                                                      --------

       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           December 31, 1998 and June 30, 1998                            3

         Consolidated Statements of Income -
           for the three and six months ended December 31, 1998
           and 1997                                                       4

         Consolidated Statements of Cash Flows -
           for the six months ended December 31, 1998
           and 1997                                                       5

         Notes to Consolidated Financial Statements                     6 - 9

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10 - 14

       Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk                                       14 - 15


PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                         16

       Item 2.  Changes in Securities                                     16

       Item 3.  Defaults Upon Senior Securities                           16

       Item 4.  Submissions of Matters to a vote of Security
                     Holders                                              16

       Item 5.  Other Information                                         16

       Item 6.  Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                18

PART I.   FINANCIAL INFORMATION.

Item 1.   Consolidated Financial Statements.

              KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (THOUSANDS)


                                               ASSETS
                                                                     December 31,             June 30,
                                                                        1998                    1998
                                                                   ---------------         ---------------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $  8,371               $  16,347
     Marketable securities                                                 17,276                  19,308
     Investment in limited partnerships                                     7,000                   7,000
     Accounts receivable, less allowance                                    3,277                   5,297
     Inventories (Note 2)                                                   6,710                   7,725
     Deferred income taxes                                                  2,000                   2,000
     Other                                                                    720                     701
                                                                   ---------------         ---------------
           Total current assets                                            45,354                  58,378

Property and equipment, at cost, less
     accumulated depreciation and amortization                              2,155                   1,794
Deposits and other                                                            952                   1,300
                                                                   ---------------         ---------------
           Total assets                                                  $ 48,461               $  61,472
                                                                   ===============         ===============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $  1,458               $   2,200
     Accrued expenses (Note 4)                                              2,832                   3,050
                                                                   ---------------         ---------------
           Total current liabilities                                        4,290                   5,250

Other                                                                         944                     505
                                                                   ---------------         ---------------
           Total liabilities                                                5,234                   5,755
                                                                   ---------------         ---------------

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares issued, 7,181 and 7,137; shares
        outstanding, 4,969 and 7,137                                           72                      71
     Treasury stock (Note 3)                                              (12,781)                     --
     Additional paid-in-capital                                            45,113                  44,821
     Foreign currency translation adjustment                                 (641)                   (988)
     Retained earnings                                                     11,464                  11,813
                                                                   ---------------         ---------------
           Total stockholders' equity                                      43,227                  55,717
                                                                   ---------------         ---------------

           Total liabilities and stockholders' equity                    $ 48,461               $  61,472
                                                                   ===============         ===============

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      Three months ended                             Six months ended
                                                          December 31,                                 December 31,
                                                -----------------------------               ------------------------------
                                                     1998            1997                       1998              1997
                                                -----------       -----------               ------------      ------------
Net sales:
     Printers                                   $     1,133       $     1,578               $      2,102      $      3,817
     Consumable supplies and spare parts              6,873             9,592                     15,479            19,007
                                                -----------       -----------               ------------      ------------
             Total net sales                          8,006            11,170                     17,581            22,824

Cost of sales                                         3,400             5,686                      8,065            12,182
                                                -----------       -----------               ------------      ------------
Gross profit                                          4,606             5,484                      9,516            10,642
                                                -----------       -----------               ------------      ------------

Operating Expenses:
     Selling, general and administrative              2,320             2,227                      4,462             4,329
     Research and development                         2,355             2,484                      5,484             4,389
     Restructuring charge (Note 4)                    1,142                 -                      1,142                 -
                                                -----------       -----------               ------------      ------------
             Total operating expenses                 5,817             4,711                     11,088             8,718
                                                -----------       -----------               ------------      ------------

Operating (loss) income                              (1,211)              773                     (1,572)            1,924
Other income, net                                       724               775                      1,511             1,562
                                                -----------       -----------               ------------      ------------

(Loss) income before income taxes                      (487)            1,548                        (61)            3,486
Income tax (benefit) expense                           (160)              580                          -             1,307
                                                -----------       -----------               ------------      ------------

Net (loss) income                               $      (327)      $       968               $        (61)     $      2,179
                                                ===========       ===========               ============      ============

Net (loss) income per share: (Note 5)
             Basic                              $     (0.05)      $      0.14               $      (0.01)     $       0.31
                                                ===========       ===========               ============      ============
             Diluted                            $     (0.05)      $      0.13               $      (0.01)     $       0.30
                                                ===========       ===========               ============      ============

Weighted average shares outstanding:
             Basic                                    6,259             7,067                      6,676             7,029
                                                ===========       ===========               ============      ============
             Diluted                                  6,266             7,184                      6,690             7,147
                                                ===========       ===========               ============      ============

                 See Notes to Consolidated Financial Statements

               KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (THOUSANDS)
                                  (UNAUDITED)


                                                                              Six months ended
                                                                                 December 31
                                                                          --------------------------
                                                                            1998              1997
                                                                          ---------        ---------
Operating activities:
     Net income                                                           $    (61)          $ 2,179
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                        623              634
          Loss on disposal of property and equipment                           222                3
          Restructuring charge, net of cash payments                           882                0
      Changes in operating assets and liabilities:
          Accounts receivable                                                2,020            1,032
          Inventories                                                        1,015              152
          Other current assets                                                 (19)          (1,114)
          Accounts payable and accrued expenses                               (960)            (492)
          Other, net                                                           645              457
                                                                          ---------        ---------
Net cash provided by operating activities                                    4,367            2,851
                                                                          ---------        ---------

Investing activities:
     Purchase of marketable securities, net                                  2,032           (2,148)
     Purchase of equipment                                                  (1,359)            (447)
     Proceeds from sale of equipment                                           171                0
                                                                          ---------        ---------
Net cash provided by (used in) investing activities                            844           (2,595)
                                                                          ---------        ---------

Financing activities:
     Proceeds from issuance of common stock                                    293              574
     Dividends paid                                                           (287)            (279)
     Purchase of treasury stock                                            (12,781)               0
                                                                          ---------        ---------

Net cash provided by financing activities                                  (12,775)             295
                                                                          ---------        ---------

Effect of exchange rate changes on cash                                       (412)            (805)
                                                                          ---------        ---------

Net decrease in cash and cash
     equivalents                                                            (7,976)            (254)
Cash and cash equivalents, beginning of period                              16,347           18,216
                                                                          ---------        ---------
Cash and cash equivalents, end of period                                  $  8,371          $17,962
                                                                          =========        =========

                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  STATEMENT OF ACCOUNTING PRESENTATION

         The accompanying unaudited consolidated financial statements of Kentek Information Systems, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of results for the full year. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1998 filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                                                      December 31,           June 30,
                                                                          1998                 1998
                                                                      ------------           --------
                                                                                  (thousands)
Finished printers, consumable supplies and spare parts                  $  4,041              $ 4,072
Raw Materials                                                              2,669                3,653
                                                                        --------              -------
                                                                        $  6,710              $ 7,725
                                                                        ========              =======

NOTE 3.  TREASURY STOCK

         The board of directors has authorized the repurchase of shares of the Company's common stock. The Company's repurchases of shares of Common Stock are recorded as Treasury Stock and result in a reduction of Stockholders' equity. No treasury shares have been reissued, however, in the event of future reissuance the Company will use a first-in, first-out method and the excess of repurchase cost over reissuance price will be treated as a reduction of retained earnings. As of December 31, 1998, the Company has repurchased 2,212,050 shares of its Common Stock at an aggregate cost of $12,780,959. As of the date of this report, the board of directors has authorized the Company to repurchase up to one million additional shares of Common Stock.

NOTE 4.  RESTRUCTURING CHARGE

In November 1998, the Company terminated its development effort on the KW60, a wide-format, 60 page-per-minute printer. The Company recorded a pre-tax restructuring charge of approximately $1,142,000 million for severance and other termination benefits and other related exit costs. This charge includes involuntary employee termination benefits for 75 employees, primarily within the Company's Research and Development Group. The following table summarizes the costs associated with the restructuring charge (thousands):

                                Severance &
                               other termin-       Write-off of         Noncancellable    Total restruct-
                               ation benefits    long-lived assets     operating leases     uring charge
                               --------------    -----------------     ----------------   ---------------
Initial reserve                   $    542           $    446              $     154         $    1,142
Utilized through
     December 31, 1998                (359)              (446)                   (14)              (819)
                               -------------      -------------         --------------    ---------------
Balance, December 31, 1998        $    183           $      -              $     140         $      323
                               =============      =============         ==============    ===============

NOTE 5.  EARNINGS PER SHARE

         At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All amounts presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The following table is a reconciliation of basic to diluted earnings per share for the three and six months ended December 31, 1998 and 1997:


                                                      Income              Shares         Per-Share
                                                    (Numerator)       (Denominator)       Amount
                                                    -----------       -------------      ---------
Three months ended December 31, 1998
------------------------------------
LOSS PER BASIC SHARE
Loss attributable to common stockholders              $   (327)           6,259           $ (0.05)
                                                                                         =========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --                 7
                                                    -----------       -------------
LOSS PER DILUTED SHARE                                $   (327)           6,266           $ (0.05)
                                                    ===========       =============      =========

Six months ended December 31, 1998
----------------------------------
LOSS PER BASIC SHARE
Loss attributable to common stockholders              $    (61)           6,676           $ (0.01)
                                                                                         =========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --                14
                                                    -----------       -------------      =========
LOSS PER DILUTED SHARE                                $    (61)           6,690           $ (0.01)
                                                    ===========       =============      =========

                                                      Income              Shares         Per-Share
                                                    (Numerator)       (Denominator)       Amount
                                                    -----------       -------------      ---------
Three months ended December 31, 1997
------------------------------------
EARNINGS PER BASIC SHARE
Income available to common stockholders               $    968            7,067           $  0.14
                                                                                         =========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --               117
                                                    -----------       ----------
EARNINGS PER DILUTED SHARE                            $    968            7,184           $  0.13
                                                    ===========       ==========         =========

Six months ended December 31, 1997
----------------------------------
EARNINGS PER BASIC SHARE
Income available to common stockholders               $  2,179            7,029           $  0.31
                                                                                         =========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --               118
                                                    -----------       ----------
EARNINGS PER DILUTED SHARE                            $  2,179            7,147           $  0.30
                                                    ===========       ==========         =========

         The Company declared dividends of $0.02 per share for the quarters ended June 30, 1998 and September 30, 1998 and paid such dividends on September 18, 1998 and December 4, 1998, respectively.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard requires reporting of changes in stockholders' equity that do not result directly from transactions with share owners. Components of other comprehensive income (loss) are as follows:

Three Months Ended:

                                                                          Current
                                          Balance, October 1           Period Change           Balance, December 31
                                       -------------------------  ------------------------  ---------------------------
                                          1998           1997         1998         1997         1998           1997
                                       -----------    ----------  -----------   ----------  -----------     -----------
Cumulative foreign currency
  translation adjustment                $  (770)       $(1,216)      $  129       $  (17)      $ (641)       $ (1,233)

Net (loss) income                                                      (327)         968
                                                                  -----------   ----------

Comprehensive (loss) income                                         $  (198)      $  951
                                                                  ===========   ==========



Six Months Ended:

                                                                          Current
                                            Balance, July 1            Period Change           Balance, December 31
                                       -------------------------  ------------------------  ---------------------------
                                          1998           1997         1998         1997         1998           1997
                                       -----------    ----------  -----------   ----------  -----------     -----------
Cumulative foreign currency
  translation adjustment                $  (988)       $  (753)     $   347       $ (480)      $ (641)       $ (1,233)

Net (loss) income                                                      (61)        2,179
                                                                  -----------   ----------

Comprehensive income                                                $  286        $1,699
                                                                  ===========   ==========

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1998 TO THREE MONTHS ENDED DECEMBER 31, 1997

         Total Net Sales. Total net sales decreased 28.3% from $11,170,000 in the three months ended December 31, 1997 to $8,006,000 in the three months ended December 31, 1998. Printer sales revenue decreased 28.2% from $1,578,000 in the three months ended December 31, 1997 to $1,133,000 in the three months ended December 31, 1998. This decline was due to increased competition from lower priced, light duty printers offered by other manufacturers. Consumable supplies and spare parts sales decreased by 28.3% from $9,592,000 in the three months ended December 31, 1997 to $6,873,000 in the three months ended December 31, 1998. This decrease was due to a declining printer installed base which resulted in lower consumable supplies and spare parts sales.

         Gross Profit. Gross profit decreased by 16.0% from $5,484,000 in the three months ended December 31, 1997 to $4,606,000 in the three months ended December 31, 1998. The gross margin increased from 49.1% to 57.5% in the same period. The increase in gross margins was due to a shift of consumable supplies sales to higher margin customers. The Company's exercise of yen forward contracts purchased at favorable exchange rates in the prior three months also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.0% from $2,227,000 in the three months ended December 31, 1997 to $2,320,000 in the three months ended December 31, 1998. The increase was a result of increased sales and marketing expenses and an increase in facilities lease expense due to the KW60 printer project. See Note 4 to the Consolidated Financial Statements.

         Research and Development Expense. Research and development expenses decreased by 5.2% from $2,484,000 in the three months ended December 31, 1997 to $2,355,000 in the three months ended December 31, 1998. This decrease was due primarily to the termination of the KW60 project. The Company terminated the KW60 because in its estimation the return on future sales of the printer no longer warranted the substantial investment in time and resources that would be required to finish development.

         Restructuring Charge. In November 1998, the Company terminated its development effort on the KW60, a wide-format, 60 page-per-minute printer. The Company recorded a pre-tax restructuring charge of approximately $1,142,000 for severance and other termination benefits and other related exit costs. See Note 4 to the Consolidated Financial Statements.

         Other Income, net. Other income, net decreased from $775,000 of income in the three months ended December 31, 1997 to $714,000 in the three months ended December 31, 1998. This decrease was due primarily to a reduction in interest income resulting from a shift of $7,000,000 in cash from interest earning investments to investments in two limited partnerships that are accounted for at cost.

         Income Tax Expense (Benefit). Income tax expense for the three months ended December 31, 1997 was $580,000 compared to a benefit of $160,000 for the three months ended December 31, 1998. The benefit is due to a reduction in the Company's tax obligations, primarily due to the restructuring charge, for the period.


COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 TO SIX MONTHS ENDED DECEMBER 31, 1997

         Total Net Sales. Total net sales decreased 23.0% from $22,824,000 in the six months ended December 31, 1997 to $17,581,000 in the six months ended December 31, 1998. Printer sales revenue decreased by 44.9% from $3,817,000 for the six months ended December 31, 1997 to $2,102,000 for the six months ended December 31, 1998. This decline was due to increased competition from lower priced, light duty printers offered by other manufacturers. Consumable supplies and spare parts sales decreased by 18.6% from $19,007,000 in the six months ended December 31, 1997 to $15,479,000 in the six months ended December 31, 1998. This decrease was due to a declining printer installed base which resulted in lower consumable supplies and spare parts sales.

         Gross Profit. Gross profit decreased by 10.6% from $10,642,000 in the six months ended December 31, 1997 to $9,516,000 in the six months ended December 31, 1998. The gross margin increased from 46.6% to 54.1% in the same period. The increase in gross margins was due to a shift of consumable supplies sales to higher margin customers. The continued strengthening of the dollar in relation to the Japanese yen as well as the Company's exercise of yen forward exchange contracts purchased at favorable exchange rates also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.1% from $4,329,000 in the six months ended December 31, 1997 to $4,462,000 in the six months December 31, 1998. The increase was a result of increased sales and marketing expenses offset by a lower accrual for profit sharing.

         Research and Development Expense. Research and development expenses increased by 24.9% from $4,389,000 in the six months ended December 31, 1997 to $5,484,000 in the six months ended December 31, 1998. The six months ended December 31, 1998 included a higher level of expenses associated with the development of the KW60 printer prior to its termination in November of 1998. The Company terminated the KW60 because in its estimation the return on future sales of the printer no longer warranted the substantial investment in time and resources that would be required to finish development.

         Other Income, net. Other income, net decreased from $1,562,000 in the six months ended December 31, 1997 to $1,511,000 in the six months ended December 31, 1998. This decrease was due primarily to a reduction in interest income resulting from a shift of $7,000,000 in cash from interest earning investments to investments in two limited partnerships that are accounted for at cost.

         Income Tax Expense. Income tax expense for the six months ended December 31, 1997 was $1,307,000 compared to $ 0 for the six months ended December 31, 1998. The 1998 income tax provision reflects a reduction in pre-tax earnings primarily due to the restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash and cash equivalents during the six months ended December 31, 1998 resulted in a net decrease of $7,976,000 as compared to a net decrease of $254,000 in the six months ended December 31, 1997. The primary reason for this decrease is the Company's repurchase of 2,212,050 shares of the Company's Common Stock for approximately $12,800,000, an increase in equipment purchases, net of disposals, of $700,000 and a decrease of approximately $300,000 in proceeds from the exercise of stock options. These uses of cash were offset by an increase in the sale of marketable securities of approximately $4,200,000, an increase in cash generated from operations of approximately $1,500,000 and a decrease of approximately $400,000 in the effect of foreign exchange rates on cash. The Company does not believe that the negative sales trends will have a material impact on its liquidity and capital reserves due to the cost reduction initiatives already completed and in-process.

YEAR 2000 COMPLIANCE

         The Company has completed and tested conversion of its accounting and finance software operating on its IBM AS400-based computers to programs that are year 2000 compliant. These AS400-based programs are used to compile business transactions and information and have been tested and judged 100% compliant. The PC-based network software and business productivity applications such as Microsoft Office 97, email and internet have not yet been tested for year 2000 compliance. In addition, there are stand-alone, manufacturing tracking systems that will have to be replaced by year 2000 compliant systems. The Company estimates that the testing, conversion and/or replacement of these systems will be completed by June 30, 1999. All maintenance and modification costs associated with making all internal computer systems, e.g. year 2000 compliant will be expensed as incurred. As the Company implements solutions to the year 2000 issue, in some circumstances it may determine that replacing existing systems, hardware or equipment may be more efficient and also provide additional functionality. Any replacement of these systems would be capitalized, and would further reduce the estimated expenses associated with the year 2000 issue. The Company is also continuing its assessment of the readiness of external entities, such as vendors and suppliers, which interface with the Company and plans to have this assessment complete by June 30, 1999. The Company believes it has adequate alternative sources of supply for the majority of the raw materials used in the printer and consumable supplies production should any particular vendor fail to be year 2000 compliant.

         The Company's contingency plans, if year 2000 modifications do not work or are not ready by year 2000, rely significantly on manual procedures and record keeping. All files are presently backed up daily and will be adequately backed up as of June 30, 1999, which is the end of the Company's fiscal year, as well as of September 30, 1999, and December 31, 1999, and will be available for downloading into any spreadsheet package to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of June 30, 1999, September 30, 1999, and December 31, 1999 will also be available to provide a complete manual system of accounting, inventory control, shipping and receiving if required. Subsequent to year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of year 2000 issues arising after January 1, 2000.

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

Management believes that its efforts will result in year 2000 compliance. Kentek has incurred no incremental costs associated with year 2000 compliance, as the majority of the costs have been incurred as a result of normal business upgrade procedures. The Company does not expect the future costs associated with these procedures to be material. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's financial condition and results of operations.


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

         The Company also invests in trading securities on a regular basis. The portfolio is managed by an outside professional and may include equity securities. Total funds devoted to trading securities are approximately $17,276,000. As of December 31, 1998, the portfolio did not contain any equities. The Company also has investments in two limited partnerships in the amount of $7,000,000 that are subject to market and interest rate risk.

         The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio of debt securities. The debt security investment portfolio has a weighted average maturity of 90 days or less.

                                    MATURITY
                             (AMOUNTS IN THOUSANDS)

                                                                                             FAIR VALUE AT
                                                 1999        THEREAFTER         TOTAL         DEC 31, 1998
                                            -------------    ----------       ----------     -------------
Cash equivalents                            $   3,575                         $    3,575       $   3,575
     Average interest rate                       4.64%                              4.64%

Commercial paper                                3,982          $     0             3,982           3,982
     Average interest rate                       5.58%                              5.58%
                                            =============    ==========       ==========     =============
Total investment portfolio                  $   7,557          $     0        $    7,557       $   7,557
     Average interest rate                       5.13%                              5.13%


The above table is based upon contractual maturity dates in the Company's investment portfolio of debt securities. These investment securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short term maturities of the portfolio, no material change in value is expected if interest rates rise.

FOREIGN CURRENCY RISK

         The Company has operations in Japan, and as a result, cost of sales and operating expenses are dependent on dollar-yen exchange rates. On occasion the Company has purchased Japanese yen forward exchange contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing four to five months. The forward exchange contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The counterparty to the Company's forward exchange contract consists of one financial institution. The credit ratings and concentration of risk of this financial institution are monitored on a continuing basis and present no significant risk to the Company. At December 31, 1998, outstanding Japanese yen contractual amounts were as follows:

                                             NOTIONAL
                                             AMOUNT          GAINS      LOSSES
                                                          (THOUSANDS)

       Japanese yen forward contracts        $  652         $  9        $   -


         Based on the Company's overall currency rate exposure at December 31, 1998, a 10% change in currency rates would not have a significant material effect on the financial position, results of operations or cash flows of the Company.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             The Company is currently not involved in any material legal proceedings.

Item 2.    Changes in Securities

              Not applicable.

Item 3.   Defaults Upon Senior Securities

              Not applicable.

Item 4.   Submissions of Matters to a vote of Security Holders

            The Company held its Annual Meeting of Stockholders on November 20, 1998.

a) All of the nominees for director were elected with the voting results for each as follows:

            Director              Votes for                 Votes withheld
            --------              ---------                 --------------
       Howard L. Morgan           5,580,236                       39,500
       Philip W. Shires           5,580,236                       39,500
       Justin J. Perreault        4,705,336                      914,400
       James H. Simons            5,580,236                       39,500
       Sheldon Weinig             5,577,336                       42,400


c) The following details the voting results with respect to ratifying the selection of Deloitte & Touche LLP as independent auditors for the fiscal year ending June 30, 1999:

                           For                 5,615,736
                           Against                 2,000
                           Abstain                 2,000
                                            ------------
                                Total          5,619,736

Item 5.   Other Information

              Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   Exhibit 27        Financial Data Schedule

              (b)  Form 8-K

                   Filed on November 16, 1998.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1999      KENTEK INFORMATION SYSTEMS, INC.


                              /s/   HOWARD L. MORGAN
                              --------------------------------
                              Howard L. Morgan
                              Chairman of the Board


                              /s/   PHILIP W. SHIRES
                              --------------------------------
                              Philip W. Shires
                              President and Chief Executive Officer and Interim Chief Accounting Officer
                              (Principal Executive Officer)

                                  Exhibit Index

EXHIBIT
NUMBER                            DESCRIPTION
--------                          -----------
  27.1                    Financial Data Schedule -- 6 month

  27.2                    Financial Data Schedule -- 3 month