Form 10-Q
period 1999-03-31
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1999-05-14
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---                          Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

---  Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

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

     Number of shares outstanding of the issuer's common stock, as of March 31, 1999:
           4,596,447 shares of Common Stock, $.01 par value per share

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                        PAGE NO.
                                                                                      --------

       Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets -
           March 31, 1999 and June 30, 1998                                               3

         Consolidated Statements of Income -
           for the three and nine months ended March 31, 1999
           and 1998                                                                       4

         Consolidated Statements of Cash Flows -
           for the nine months ended March 31, 1999
           and 1998                                                                       5

         Notes to Consolidated Financial Statements                                     6 - 10

       Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         11 - 15

       Item 3. Quantitative and Qualitative Disclosures About Market Risk              15 - 16


PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                                        17

       Item 2.  Changes in Securities                                                    17

       Item 3.  Defaults Upon Senior Securities                                          17

       Item 4.  Submissions of Matters to a vote of Security Holders                     17

       Item 5.  Other Information                                                        17

       Item 6.  Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                               18

PART I.   FINANCIAL INFORMATION.

Item 1.   Consolidated Financial Statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS)

                                          ASSETS

                                                                      March 31,               June 30,
                                                                        1999                    1998
                                                                    --------------         ---------------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                      $       9,070          $       16,347
     Marketable securities                                                 18,271                  19,308
     Investment in limited partnerships                                     7,000                   7,000
     Accounts receivable, less allowance                                    4,426                   5,297
     Inventories (Note 2)                                                   5,670                   7,725
     Deferred income taxes                                                  1,937                   2,000
     Other                                                                    934                     701
                                                                    --------------         ---------------
           Total current assets                                            47,308                  58,378

Property and equipment, at cost, less
     accumulated depreciation and amortization                              1,648                   1,794
Deposits and other                                                          1,128                   1,300
                                                                    --------------         ---------------
           Total assets                                             $       50,084         $        61,472
                                                                    ==============         ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $       2,352          $        2,200
     Accrued expenses (Note 4)                                              2,869                   3,050
                                                                    --------------         ---------------
           Total current liabilities                                        5,221                   5,250

Other                                                                         472                     505
                                                                    --------------         ---------------
           Total liabilities                                                5,693                   5,755
                                                                    --------------         ---------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par - shares authorized, 12,000;
        shares issued, 7,186 and 7,137; shares
        outstanding, 4,596 and 7,137                                           72                      71
     Treasury stock (Note 3)                                              (15,179)                     --
     Additional paid-in-capital                                            45,113                  44,821
     Foreign currency translation adjustment                                 (460)                   (988)
     Retained earnings                                                     14,845                  11,813
                                                                    --------------         ---------------
           Total stockholders' equity                                      44,391                  55,717
                                                                    --------------         ---------------

           Total liabilities and stockholders' equity               $       50,084         $        61,472
                                                                    ==============         ===============

                     See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three months ended                          Nine months ended
                                                                March 31,                                    March 31,
                                                        -------------------------                   -------------------------
                                                          1999              1998                      1999              1998
Net sales:
     Printers                                           $ 1,368           $ 1,539                   $ 3,470           $ 5,356
     Consumable supplies and spare parts                  9,070            10,319                    24,549            29,326
                                                        -------           -------                   -------           -------
             Total net sales                             10,438            11,858                    28,019            34,682

Cost of sales                                             4,894             5,602                    12,959            17,784
                                                        -------           -------                   -------           -------
Gross profit                                              5,544             6,256                    15,060            16,898
                                                        -------           -------                   -------           -------

Operating Expenses:
     Selling, general and administrative                  1,972             2,133                     6,434             6,462
     Research and development                               673             2,381                     6,157             6,770
     Restructuring charge (Note 4)                            -                 -                     1,142                 -
                                                        -------           -------                   -------           -------
             Total operating expenses                     2,645             4,514                    13,733            13,232
                                                        -------           -------                   -------           -------

Operating (loss) income                                   2,899             1,742                     1,327             3,666
Other income, net                                           647               771                     2,158             2,333
                                                        -------           -------                   -------           -------

(Loss) income before income taxes                         3,546             2,513                     3,485             5,999
Income tax (benefit) expense                                 96               753                        96             2,060
                                                        -------           -------                   -------           -------

Net (loss) income                                       $ 3,450           $ 1,760                   $ 3,389           $ 3,939
                                                        =======           =======                   =======           =======

Net (loss) income per share: (Note 5)
             Basic                                      $  0.72           $  0.25                   $  0.56           $  0.56
                                                        =======           =======                   =======           =======
             Diluted                                    $  0.71           $  0.24                   $  0.56           $  0.55
                                                        =======           =======                   =======           =======
Weighted average shares outstanding:
             Basic                                        4,817             7,085                     6,053             7,048
                                                        =======           =======                   =======           =======
             Diluted                                      4,827             7,196                     6,064             7,160
                                                        =======           =======                   =======           =======

                 See Notes to Consolidated Financial Statements

     KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine months ended
                                                                                     March 31
                                                                            -------------------------
                                                                               1999           1998
Operating activities:
     Net income                                                             $  3,389         $  3,941
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depreciation and amortization                                          975              925
          Loss on disposal of property and equipment                             464               35
          Restructuring charge, net of cash payments                             446                0
      Changes in operating assets and liabilities:
          Accounts receivable                                                    871              747
          Inventories                                                          2,340            1,457
          Other current assets                                                   (87)            (645)
          Other assets                                                          (184)            (122)
          Accounts payable and accrued expenses                               (1,017)             623
                                                                            --------         --------
Net cash provided by operating activities                                      7,197            6,961
                                                                            --------         --------

Investing activities:
     Purchase of marketable securities, net                                    1,037             (476)
     Purchase of equipment                                                    (1,170)            (814)
     Proceeds from sale of equipment                                              10                0
                                                                            --------         --------
Net cash provided by (used in) investing activities                             (123)          (1,290)
                                                                            --------         --------
Financing activities:
     Proceeds from issuance of common stock                                      292              758
     Dividends paid                                                             (357)            (421)
     Purchase of treasury stock                                              (15,179)               0
                                                                            --------         --------
Net cash provided by financing activities                                    (15,244)             337
                                                                            --------         --------
Effect of exchange rate changes on cash                                          893             (444)
                                                                            --------         --------
Net decrease in cash and cash
     equivalents                                                              (7,277)           5,564
Cash and cash equivalents, beginning of period                                16,347           18,216
                                                                            --------         --------
Cash and cash equivalents, end of period                                    $  9,070         $ 23,780
                                                                            ========         ========

                 See Notes to Consolidated Financial Statements

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  STATEMENT OF ACCOUNTING PRESENTATION

         The accompanying unaudited consolidated financial statements of Kentek Information Systems, Inc. (the "Company" or "Kentek") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of results for the full year. These financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 1998 filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.


NOTE 2.  INVENTORIES

         Inventories consist of the following:

                                                                          March 31,            June 30,
                                                                            1999                 1998
                                                                          ---------            --------
                                                                                    (thousands)
Finished printers, consumable supplies and spare parts                    $  2,663             $ 4,072
Raw Materials                                                                3,007               3,653
                                                                          --------             -------
                                                                          $  5,670             $ 7,725
                                                                          ========             =======


NOTE 3.  TREASURY STOCK

         The board of directors has authorized the repurchase of shares of the Company's common stock. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. No treasury shares have been reissued, however, in the event of future reissuance the Company will use a first-in, first-out method and the excess of repurchase cost over reissuance price will be treated as a reduction of retained earnings. As of March 31, 1999, the Company has repurchased 2,589,750 shares of its common stock at an aggregate cost of $15,179,084. Repurchases of stock have been suspended pending action by the Special Committee of the Board of Directors on the offer by Kentek Management to purchase the Company.

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

                                    Severance &
                                   other termin-        Write-off of         Noncancellable       Total restruct-
                                  ation benefits      long-lived assets     operating leases        uring charge
                                  --------------      -----------------     ----------------      ---------------
Initial reserve                      $ 542                  $ 446               $ 154                  $ 1,142
Utilized through March 31, 1999       (542)                  (446)               (123)                  (1,111)
                                     -----                  -----               -----                  -------
Balance, March 31, 1999              $   -                  $   -               $  31                  $    31
                                     =====                  =====               =====                  =======

NOTE 5.  EARNINGS PER SHARE

At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." All amounts presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The following table is a reconciliation of basic to diluted earnings per share for the three and nine months ended March 31, 1999 and 1998:

                                                       Income             Shares           Per-Share
                                                     (Numerator)       (Denominator)        Amount
Three months ended March 31, 1999
---------------------------------
EARNINGS PER BASIC SHARE
Income attributable to
  common stockholders                                $   3,450              4,817          $   0.72
                                                                                           ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                               --                 10
                                                     ---------            -------
EARNINGS PER DILUTED SHARE                           $   3,450              4,827          $   0.71
                                                     =========            =======          ========

Nine months ended March 31, 1999
--------------------------------
EARNINGS PER BASIC SHARE
Income attributable to
  common stockholders                                $   3,389              6,053          $   0.56
                                                                                           ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                               --                 11
                                                     --------             -------

EARNINGS PER DILUTED SHARE                           $  3,389               6,064          $   0.56
                                                     ========             =======          ========

                                                       Income             Shares           Per-Share
                                                     (Numerator)       (Denominator)        Amount
Three months ended March 31, 1998
---------------------------------
EARNINGS PER BASIC SHARE
Income available to
  common stockholders                                $  1,760               7,085          $   0.25
                                                                                           ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --                 112
                                                     --------             -------

EARNINGS PER DILUTED SHARE                           $  1,760               7,197          $   0.24
                                                     ========             =======          ========

Nine months ended March 31, 1998
--------------------------------
EARNINGS PER BASIC SHARE
Income available to
  common stockholders                                $  3,939               7,048          $   0.56
                                                                                           ========
EFFECT OF DILUTIVE SECURITIES
Stock options                                              --                 112
                                                     --------             -------

EARNINGS PER DILUTED SHARE                           $  3,939               7,160          $   0.55
                                                     ========             =======          ========

         The Company declared dividends of $0.02 per share for the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998 and paid such dividends on September 18, 1998, December 4, 1998 and March 31, 1999, respectively.

NOTE 6.  OTHER COMPREHENSIVE INCOME

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard requires reporting of changes in stockholders' equity that do not result directly from transactions with share owners. Components of other comprehensive income are as follows (thousands):

Three Months Ended:

                                                                          Current
                                          Balance, January 1           Period Change            Balance, March 31
                                       -------------------------  ------------------------- ---------------------------
                                           1999        1998           1999        1998          1999         1998
                                           ----        ----           ----        ----          ----         ----

Cumulative foreign currency
  translation adjustment                $ (641)      $(1,233)       $   181      $   156       $(460)       $(1,077)

Net income                                                            3,450        1,760
                                                                    -------      -------

Comprehensive income                                                $ 3,631      $ 1,916
                                                                    =======      =======



Nine Months Ended:

                                                                          Current
                                           Balance, July 1             Period Change            Balance, March 31
                                       -------------------------  ------------------------- ---------------------------
                                           1998        1997           1999        1998          1999         1998
                                           ----        ----           ----        ----          ----         ----

Cumulative foreign currency
  translation adjustment                $ (988)      $  (753)       $   528      $ (324)       $(460)       $(1,077)

Net income                                                            3,389       3,939
                                                                    -------      ------

Comprehensive income                                                $ 3,917      $3,615
                                                                    =======      ======

NOTE 7.  SUBSEQUENT EVENT

     On April 21, 1999, Kentek Information Systems, Inc. announced that it had received a proposal from the Company's President and Chief Executive Officer to acquire the remaining outstanding shares of the Company's common stock not already owned personally. The initial offer was a cash price of $7.50 per share at closing plus an additional consideration in the form of a contingent payment right.

     Kentek's Board of Directors formed a Special Committee of independent directors to review the advisability of this proposal. The Committee is chaired by Kentek's Chairman of the Board of Directors, and includes two outside directors. The Special Committee has retained Janney Montgomery Scott, Inc. to serve as independent financial advisor to the Special Committee and Cooley Godward LLP to serve as independent legal counsel to the Special Committee.

     On May 14, 1999, the Company announced that it had agreed to a definitive merger agreement with a newly formed corporation organized by Philip W. Shires, the President and Chief Executive Officer of Kentek. Under the terms of the merger agreement, each Kentek shareholder would receive, at closing, $8.29 in cash for each share of Kentek common stock.

     The Board of Directors of Kentek, acting on the unanimous recommendation of the Special Committee of independent directors, unanimously approved the transaction and recommended that the stockholders of Kentek approve and adopt the agreement and merger. The transaction is subject to the approval of Kentek's stockholders, financing, any applicable regulatory approvals and certain other conditions.

     Kentek expects to mail a proxy statement describing the transaction to all stockholders of Kentek upon completion of Securities and Exchange Commission review. The transaction is expected to close during the summer.

     The proposed acquisition may only be completed in accordance with applicable state and federal laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

         On May 14, 1999, the Company announced that it had agreed to a definitive merger agreement with a newly formed corporation organized by Philip
W. Shires, the President and Chief Executive Officer of Kentek. Under the terms of the merger agreement, each Kentek shareholder would receive, at closing, $8.29 in cash for each share of Kentek common stock. For further discussion, See Note 7 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

         Total Net Sales. Total net sales decreased 12.0% from $11,858,000 in the three months ended March 31, 1998 to $10,438,000 in the three months ended March 31, 1999. Printer sales revenue decreased 11.1% from $1,539,000 in the three months ended March 31, 1998 to $1,368,000 in the three months ended March 31, 1999. This decline was due to increased competition from lower priced, light duty printers offered by other manufacturers. Consumable supplies and spare parts sales decreased by 12.1% from $10,319,000 in the three months ended March 31, 1998 to $9,070,000 in the three months ended March 31, 1999. This decrease was due to a declining printer installed base which resulted in lower consumable supplies and spare parts sales.

         Gross Profit. Gross profit decreased by 11.4% from $6,256,000 in the three months ended March 31, 1998 to $5,544,000 in the three months ended March 31, 1999. The gross margin increased from 52.8% to 53.1% in the same period. The increase in gross margins was due to a decrease in manufacturing overhead and a shift to sales of higher margin consumable supplies. These benefits were offset by the strengthening of the yen against the dollar.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 7.5% from $2,133,000 in the three months ended March 31, 1998 to $1,972,000 in the three months ended March 31, 1999. The decrease was a result of lower headcount due to the termination of the Company's KW60 project. See Note 4 to the Consolidated Financial Statements.

         Research and Development Expense. Research and development expenses decreased by 71.7% from $2,381,000 in the three months ended March 31, 1998 to $673,000 in the three months ended March 31, 1999. This decrease was due to the termination of the KW60 project which resulted in significant reduction in headcount and other development expenses. The Company terminated the KW60 because in its estimation the return on future sales of the printer no longer warranted the substantial investment in time and resources that would be required to finish development. The Company anticipates these expenses to continue at reduced levels in future periods.

         Other Income, net. Other income, net decreased from $771,000 of income in the three months ended March 31, 1998 to $647,000 in the three months ended March 31, 1999. This decrease was due primarily to recognition of losses associated with the disposition and sale of certain assets. These losses were offset by an increase in interest and investment income of $271,000.

         Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 1998 was $753,000 compared to $96,000 for the three months ended March 31, 1999. The Company's effective income tax rate for the quarter and nine months ended March 31, 1999 includes certain non-recurring adjustments, primarily related to research and development credits, that were included in its amended tax returns.


COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 TO NINE MONTHS ENDED
MARCH 31, 1998

         Total Net Sales. Total net sales decreased 19.2% from $34,682,000 in the nine months ended March 31, 1998 to $28,019,000 in the nine months ended March 31, 1999. Printer sales revenue decreased by 35.2% from $5,356,000 for the nine months ended March 31, 1998 to $3,470,000 for the nine months ended March 31, 1999. This decline was due to increased competition from lower priced, light duty printers offered by other manufacturers. Consumable supplies and spare parts sales decreased by 16.3% from $29,326,000 in the nine months ended March 31, 1998 to $24,549,000 in the nine months ended March 31, 1999. This decrease was due to a declining printer installed base which resulted in lower consumable supplies and spare parts sales.

         Gross Profit. Gross profit decreased by 10.9% from $16,898,000 in the nine months ended March 31, 1998 to $15,060,000 in the nine months ended December 31, 1998. The gross margin increased from 48.7% to 53.7% in the same period. The increase in gross margins was due to a significant decrease in manufacturing overhead, a shift to sales of higher margin consumable supplies and an increase in the strength of the dollar in relation to the Japanese yen.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 0.4% from $6,462,000 in the nine months ended March 31, 1998 to $6,434,000 in the nine months March 31, 1999. The decrease was a result of a lower accrual for profit sharing offset by increased sales and marketing expense.

Research and Development Expense. Research and development expenses decreased by 9.1% from $6,770,000 in the nine months ended March 31, 1998 to $6,157,000 in the nine months ended March 31, 1999. The nine months ended March 31, 1998 included a higher level of expenses associated with the development of the KW60 printer prior to its termination in November of 1998. The Company terminated the KW60 because in its estimation the return on future sales of the printer no longer warranted the substantial investment in time and resources that would be required to finish development.

Restructuring Charge. In November 1998, the Company terminated its development effort on the KW60, a wide-format, 60 page-per-minute printer. The Company recorded a pre-tax restructuring charge of approximately $1,142,000 for severance and other termination benefits and other related exit costs. See Note 4 to the Consolidated Financial Statements.

         Other Income, net. Other income, net decreased from $2,333,000 in the nine months ended March 31, 1998 to $2,158,000 in the nine months ended March 31, 1999. This decrease was due primarily to recognition of losses on the disposition and sale of certain assets. These losses were offset by an increase in interest and investment income of $212,000.

         Income Tax Expense. Income tax expense for the nine months ended March 31, 1998 was $2,060,000 compared to $ 96,000 for the nine months ended March 31, 1999. The Company's effective income tax rate for the quarter and nine months ended March 31, 1999 includes certain non-recurring adjustments, primarily related to research and development credits, that were included in its amended tax returns.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in cash and cash equivalents during the nine months ended March 31, 1999 resulted in a net decrease of $7,277,000 as compared to a net increase of $5,564,000 for the nine months ended March 31, 1998. The primary reason for this decrease is the Company's repurchase of 2,589,751 shares of the Company's common stock for approximately $15,179,000. This use of cash was offset by an increase in the sale of marketable securities of approximately $1,513,000 and an increase in the effect of exchange rates on cash of approximately $1,337,000. The Company does not believe that the negative sales trends will have a material impact on its liquidity and capital reserves due to the cost reduction initiatives already completed and in-process.

YEAR 2000 COMPLIANCE

         The Company has completed and tested conversion of its accounting and finance software operating on its IBM AS400-based computers to programs that are year 2000 compliant. These AS400-based programs are used to compile business transactions and information and have been tested and judged 100% compliant. The PC-based network software and business productivity applications such as Microsoft Office 97, email and internet have been tested for year 2000 compliance and have been determined to require software upgrades from Microsoft, scheduled to be released by late summer, in order to be fully year 2000 compliant. In addition, there are stand-alone, manufacturing tracking systems that will have to be replaced by year 2000 compliant systems. The Company estimates that the testing, conversion and/or replacement of these systems will be completed by June 30, 1999. All maintenance and modification costs associated with making all internal computer systems year 2000 compliant will be expensed as incurred. As the Company implements solutions to the year 2000 issue, in some circumstances it may determine that replacing existing systems, hardware or equipment may be more efficient and also provide additional functionality. Any replacement of these systems would be capitalized, and would further reduce the estimated expenses associated with the year 2000 issue. The Company is also continuing its assessment of the readiness of external entities, such as vendors and suppliers, which interface with the Company and plans to have this assessment complete by June 30, 1999.

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

         The Company also invests in trading securities on a regular basis. The portfolio is managed by an outside professional and may include equity securities. Total funds devoted to trading securities are approximately $18,271,000. As of March 31, 1999, the portfolio did not contain any equities. The Company also has investments in two limited partnerships in the amount of $7,000,000 that are subject to market and interest rate risk.

         The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio of debt securities. The debt security investment portfolio has a weighted average maturity of 90 days or less.

                                                                       MATURITY
                                                                 (AMOUNTS IN THOUSANDS)
                                                                                           FAIR VALUE AT
                                                1999        THEREAFTER         TOTAL       MAR 31, 1999
                                                ----        ----------         -----       -------------
Cash equivalents                              $ 5,749                         $ 5,749         $ 5,749
     Average interest rate                       4.49%                           4.49%

Commercial paper                                1,998         $      0          1,998           1,998
     Average interest rate                       4.88%                           4.88%
                                              -------         --------        -------         -------
 Total investment portfolio                   $ 7,747         $      0        $ 7,747         $ 7,747
                                              =======         ========        =======         =======
     Average interest rate                      4.59%                            4.59%


The above table is based upon contractual maturity dates in the Company's investment portfolio of debt securities. These investment securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short term maturities of the portfolio, no material change in value is expected if interest rates change.


FOREIGN CURRENCY RISK

         The Company has operations in Japan, and as a result, cost of sales and operating expenses are dependent on dollar-yen exchange rates. On occasion the Company has purchased Japanese yen forward exchange contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing four to five months. The forward exchange contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. At March 31, 1999, the Company did not have any forward exchange contracts outstanding

         Based on the Company's overall currency rate exposure at March 31, 1999, a 10% change in currency rates would not have a significant material effect on the financial position, results of operations or cash flows of the Company.

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

              Not applicable

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

Date:    May 14, 1999                 KENTEK INFORMATION SYSTEMS, INC.


                                      /s/   HOWARD L. MORGAN
                                      -----------------------------------------
                                      Howard L. Morgan
                                      Chairman of the Board


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

                                  Exhibit Index

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 27.1                Financial Data Schedule-9 month

 27.2                Financial Data Schedule-3 month