Form 10-K
period 1999-06-30
KENTEK INFORMATION SYSTEMS INC \DE\
filed 1999-10-08
CIK 1008938

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

            [X] Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

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

         On September 20, 1999, the bid and ask prices of the Common Stock were $7.968 and $8.00, respectively. The aggregate market value of the voting stock of the Issuer held by non-affiliates based on the average bid and ask prices on September 20, 1999 was $15,063,588.


           On September 20, 1999, 4,604,152 shares of the Registrant's
                         Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Registrant's definitive proxy statement to be filed not later than 120 days after June 30, 1999, in connection with the Registrant's 1999 Annual Meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

                        KENTEK INFORMATION SYSTEMS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                         PAGE NO
                                                                                                                         -------
                                                              PART I.
Item 1.    Business                                                                                                         3
Item 2.    Properties                                                                                                      14
Item 3.    Legal Proceedings                                                                                               15
Item 4.    Submission of Matters to Vote to Security Holders                                                               15

                                                              PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                                           16
Item 6.    Selected Consolidated Financial Data                                                                            16
Item 7.    Management's Discussions and Analysis of Financial Condition and Results of Operations                          17
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk                                                      20
Item 8.    Financial Statements and Supplementary Data                                                                     21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                            37

                                                             PART III.

Item 10.   Directors and Executive Officers of the Registrant                                                              38
Item 11.   Executive Compensation                                                                                          38
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                                  38
Item 13.   Certain Relationships and Related Transactions                                                                  38

                                                              PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                                 39

SIGNATURES                                                                                                                 40

         THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K WHICH ARE NOT HISTORICAL FACTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS FOUND IN ITEM 1
- BUSINESS, ITEM 2 - NOTICE OF SPECIAL MEETING, ITEM-3 - INDUSTRY OVERVIEW AND KENTEK STATUS, ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS OR DISCUSSIONS OF TRENDS WHICH BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT COULD SIGNIFICANTLY IMPACT EXPECTED RESULTS. ACTUAL FUTURE RESULTS COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN SUCH FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS ANNUAL REPORT, INCLUDING THE PORTIONS REFERENCED ABOVE AND THOSE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, SUCH AS SIGNIFICANT COMPETITION, INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS, RATE OF INSTALLED BASE EROSION, RAPID TECHNOLOGICAL CHANGE, DEPENDENCE ON KEY CUSTOMERS AND AVAILABILITY OF ADEQUATE SOURCES OF SUPPLY.

PART I.

ITEM 1.  BUSINESS

         Kentek Information Systems, Inc. ("Kentek" or the "Company") is a supplier of heavy-duty, high reliability, mid-range, non-impact laser printers and related consumable supplies and spare parts. The mid-range market is characterized by printers that print 30 to 60 pages per minute ("ppm") and 30,000 to 400,000 pages per month. The Company's printers are designed primarily for high-volume printing requirements, including production printing applications which include printing invoices, forms, payroll, direct mail and check imaging. The Company was incorporated under the laws of the state of Delaware in 1981. Its principal offices are located at 2945 Wilderness Place, Boulder, CO 80301. On April 17, 1996, the Company completed its initial public offering ("IPO") of 2,200,000 shares of its common stock at $8 per share. The Company received $15,623,000 in proceeds net of offering costs of $1,977,000.

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

         Kentek currently sells its products to OEMs, system integrators, and independent supplies resellers in the mid-range market. Kentek's customers include BancTec, IBM Global Services, Lexmark, NCR, Oce Printing Systems, Printer Systems International, Standard Register, Tally and Unisys. The Company believes its product offerings compete on the basis of its high printer reliability and the low total cost of ownership of its printers and consumable supplies.

NOTICE OF A SPECIAL MEETING

         A Special Meeting of Stockholders of Kentek Information Systems, Inc. is scheduled to be held on October 28, 1999, at 9:00 a.m. at the offices of Cooley, Godward LLP, 2595 Canyon Boulevard, Suite 250, Boulder, Colorado 80302. The purpose of this meeting is:

         1. To consider and vote on a proposal to approve and adopt a Merger Agreement, dated as of May 14, 1999 between Kentek and KE Acquisition Corp., pursuant to which KE Acquisition Corp. ("KE Acquisition") will be merged with and into Kentek (the "Merger"). Pursuant to the Merger, each share of Kentek's common stock, $0.01 par value, issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $8.29 in cash, without interest, other than shares held by Kentek as treasury stock, shares owned by KE Acquisition Corp., and shares as to which appraisal rights have been validly exercised. Philip W. Shires, Kentek's president and Chief Executive Officer and a member of Kentek's board of directors, is the sole stockholder, officer and director of KE Acquisition Corp.

         2. To transact other business as may properly come before the special meeting or any adjournments of postponements of the special meeting. Management is not aware of any other business.

         Any stockholder who does not wish to accept the merger consideration of $8.29 per share and who properly demands appraisal under Delaware law will have the right to have the fair value of his or her shares determined by the Delaware Chancery Court. This appraisal right is subject to a number of restrictions and technical requirements described in the proxy statement distributed to Kentek's stockholders on September 28, 1999 ("the, Proxy Statement").

         Only stockholders of record as of the close of business on September 15, 1999 will be entitled to notice of the special meeting and to vote at the special meeting and any adjournment thereof. Any stockholder will be able to examine a list of holders of record, for any purpose related to the special meeting, during the 10-day period before the meeting. The list will be available at Kentek's corporate headquarters located at 2945 Wilderness Place, Boulder, Colorado 80301. Approval and adoption of the Merger Agreement requires the affirmative vote by at least a majority of the outstanding shares entitled to vote at the special meeting.

COMPETITION AND KENTEK STRATEGY CHANGE

         Prior to its initial public offering in 1996, Kentek was a leading supplier of heavy-duty, high reliability, mid-range, non-impact laser printers and related consumable supplies and spare parts. In 1997 and 1998, however, Kentek's printer sales, consumable supplies sales, revenues and market share began to decline substantially as trends unfavorable to Kentek and similar mid-range printer companies accelerated. The major trends that have had the most negative impact on Kentek include:

     o Light-duty printers have been dramatically improved. In particular, the speed, duty-cycle, and cost-of-operation of light-duty printers have been significantly improved.

     o The initial acquisition cost of light-duty printers has significantly decreased.

     o Distributed network printing, using the new, lower cost, and faster light-duty printers, has grown tremendously.

     o Increased competition between Xerox and Hewlett Packard ("HP") for dominance in the office and departmental printer market has negatively impacted the traditional mid-range printer manufacturers.

         Improvement in Light Duty Printers. Historically, lower-end printers were typically 10 to 20 ppm behind those printers that defined the mid-range market. Lower-end printers were also rated at approximately one-half of the monthly duty cycle (capacity of pages per month).

         Printer companies specializing in the mid-range market typically were successful in quickly introducing faster new generation printers, thus maintaining their advantage over lower-end printers. However, over the past three years, several product delays in the mid-range market, most notably the delay of HP's 32 ppm printer, allowed other lower-end competitors, such as Lexmark and Xerox, to enter the mid-range printer market. As these new market entrants began to develop faster lower-end printers, competition for market share increased in the mid-range printer market.

         Rapid Growth of Distributed Networks. As networked offices became more prevalent in the workplace, preference shifted from offices with one or two centralized, bulky printers for all users, to offices with multiple printers, each serving a small group of individuals. Because the lower-end printers that were entering the marketplace were smaller, easier to install, and had a considerably lower acquisition cost than traditional mid-range printers, higher speed light duty printers quickly became the leading solution in the new networked office environment. Although Kentek believes traditional mid-range printers have been more cost-effective in the long-run, as measured by cost per page where volume and print coverage are high, customers concerned with current budget requirements and near term profitability have increasingly purchased lower-end printers with significantly lower initial acquisition costs.

         Traditional Competition. Traditionally, the Company competed with many companies in the printer segment of its business, including Hewlett-Packard, Hitachi/Dataproducts, QMS, Konica, Ricoh and Xerox, each of which sells non-impact printers and has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company expected increased competition from established and emerging printer manufacturers and resellers, including Fujitsu, Kodak and Minolta. As a result of the complexity of the printer and consumable supplies manufacturing and distribution businesses, many of the Company's principal customers are also current or potential competitors, including IBM, Oce Printing Systems, Printronix and Tally. In addition, the Company's consumable supplies products are increasingly being remanufactured by third parties; however, the majority of customers still purchase the Company's unique consumable supplies.

         Increased Market Competition. In the mid-1990s, analog office copier machines were slowly being replaced by both mid-range printers and new printer/copiers ("digital copiers") with similar speeds. In response to these trends, Xerox, the leading supplier of office copiers worldwide, began work on digital copiers that could compete in the office sector. HP's delay in introducing its 32 ppm printer in late 1998 permitted new light duty Xerox products to compete in the mid-range printer market. Xerox has devoted very substantial resources in developing new digital copiers that have taken market share away from HP and other industry participants. Xerox's efforts have recently culminated with the very successful introduction of a line of digital copiers, including 40 ppm and 60 ppm digital copiers, which were developed at a cost approaching $500 million. In addition to its substantial investment in development costs, Xerox, as well as other industry participants, has devoted substantial resources to extensive marketing efforts.

         In comparison with Kentek's 40 ppm printer:

     o Xerox's 40 ppm digital copier is priced at approximately $3,000 per unit while Kentek's 40 ppm printer is priced at approximately $15,000 per unit; and

     o Xerox's 40 ppm digital copier incorporates nearly all of the product features of Kentek's printers.

         Kentek's mid-range printers have effectively been foreclosed from competing in the departmental printing and networked office market segments as a result of the factors set forth above. Kentek's printers, therefore, currently compete only in high-volume production printing applications which include printing invoices, forms, payroll, direct mail and check imaging. For these applications, where aggregate usage exceeds 50,000 pages per month and page coverage (the percentage of the page covered with toner) is much higher than the 4-5% level of a standard office memo, Kentek believes its printers can provide a more efficient and cost-effective solution than multiple low-range or light duty mid-range printers. This is partly because the consumable supply products for Kentek printers (individually replaceable photoconductor, toner, developer, fuser and cleaner) have a lower cost per page than the all-in-one cartridge designs of the new low-cost digital copiers. As the consumable supply products for a mid-range printer constitute roughly 85% of the total cost of operation over a printer's useful life, high print volume customers with high page coverage requirements can materially reduce annual printing costs by using a Kentek printer rather than a new low-cost digital copier even though the initial acquisition cost of a Kentek printer is considerably higher.

         Notwithstanding these competitive advantages, Kentek's sales of consumable supplies and spare parts have been declining as its new printer sales have not kept pace with the rate at which existing Kentek printers have been taken out of service. The following table sets forth Kentek's total sales, printer sales, printer unit sales, and consumable supplies and spare parts sales since 1996.

                                   1996        1997        1998        1999
                                   ----        ----        ----        ----
Total sales                     $74,381     $56,460     $45,053     $37,173
Printer sales                   $18,436     $ 8,370     $ 7,041     $ 4,494
Consumable supplies and
  spare parts sales             $55,945     $48,090     $38,012     $32,679
Printer unit sales                3,093       1,464         671         582

KENTEK RESTRUCTURING - KW60 DEVELOPMENT TERMINATED

         The impact of the negative industry trends set forth above on Kentek were exacerbated in November 1998 when Kentek was unable to successfully introduce its next generation 60 ppm printer, the KW60. In November 1998, Kentek determined that the successful development of the KW60 would require at least two additional years and an additional $20 million of expenses. In addition, Kentek's principal customer/prospect for the KW60 declared that it would not wait past May 1999 for delivery of the 60 ppm printer. After considering these factors, the negative industry trends, and Kentek's declining printer sales, consumable supplies sales, revenues and market share, Kentek's management team and the Board determined that it was in Kentek's best interest to halt further development efforts on the KW60.

         As a result of Kentek's decision to abandon development efforts on the KW60, Kentek's management team and Board instituted the following restructuring actions from November 6, 1998 through June 30, 1999:

     o Kentek vacated three of the five buildings it occupied, two of which were devoted exclusively to the development and planned manufacture of the KW60;

     o Kentek terminated 75 employees associated with the development of the KW60, thereby reducing its headcount by approximately 58%;

     o Kentek commenced the conversion of certain assets, including accounts receivable and inventory, to cash; and

     o Kentek completed a comprehensive review of its inventories and physically disposed of certain inventories previously provided for in its historical reserve for excess and obsolete inventories.

         As a result of Kentek's abandonment of its development efforts relating to the KW60 and the restructuring actions set forth above, Kentek reduced its quarterly operating expenses by approximately $2.8 million, incurred a second quarter restructuring charge of approximately $1.14 million, reduced its current tax liability and improved its cash position.

         Since November 1998, Kentek's profitability has increased as a result of the expense reductions associated with the termination of the development and planned manufacture of the KW60. However, Kentek continues to experience declines in new printer sales as a result of the negative competitive trends discussed above and the lack of a new faster mid-range printer to address increasing performance from light duty printers. Kentek's sales of consumable supplies and spare parts have also continued to decline as new printer sales have not kept pace with the rate at which existing Kentek printers have been retired from service.

         Kentek believes that substantially all of its customers currently resell the new Xerox 40 ppm printer or intend to resell the new Xerox 40 ppm printer in the near future. In addition, Kentek anticipates its competitors will continue to release new lower cost printers with enhanced features. As a result, Kentek's management team anticipates that Kentek will continue to suffer progressively greater declines in new printer sales and, as Kentek's installed base of printers exit their useful life cycle, Kentek's sales of consumable supplies and spare parts sales will continue to decline over the course of the next several years.

         Kentek's management team believes that continued declines in Kentek printer sales may make the manufacture of Kentek printers economically impractical in the near future. This belief is based on the fact that approximately 40% of Kentek's 160 vendors require Kentek to place minimum component orders. A key Kentek computer chip vendor, for instance, presently requires Kentek to purchase a minimum of 1,000 of its computer chips per order with a $275,000 set up charge. In addition, Kentek's printers are currently assembled by a sole source third party vendor located in Japan. In August 1999, this vendor informed Kentek that it would not continue to assemble Kentek's printers once Kentek ordered less than 50 printer units per month. As Kentek's printer sales continue to decline, Kentek is finding it increasingly difficult to meet this sole source vendor's and its other vendor's minimum order requirements. However, Kentek's management team currently intends to manufacture printers as long as Kentek's customers order printers in economically viable quantities, which Kentek's management team currently estimates to be approximately 600 printers per year.

PRODUCT DEVELOPMENT TERMINATION

         As a result of this competitive situation, the Company has ceased new printer engine development work and retained key R&D personnel for product support. The Company maintains product support centers in Boulder, Colorado for printer engine, controller and software, and in Nagano, Japan, for printer engine and paper handling devices. As of June 30, 1999 the Boulder facility employed 4 full time and contract engineering staff and Nagano employed 6 full-time and contract engineering staff. The Company's R&D expenditures for fiscal years ended June 30, 1999, 1998, 1997 were $6,606,000, $9,671,000, and
$8,601,000 respectively. Fiscal year 1999 fourth quarter R&D expenses (now product support) were $459,000.

PROPOSED MERGER TRANSACTION

         Because of the effects of the increased competition in the mid-range printer business, and the termination of the KW60 and new printer engine development, it was evident to the Company's Board of Directors that the Company needed to change its plans. In November 1998, the Board, including the Company's CEO and President, Mr. Shires, unanimously concluded that Kentek should explore strategic transactions, including transactions that would result in the sale of Kentek or transactions that would otherwise improve Kentek's financial outlook or otherwise provide liquidity to Kentek's stockholders.

         The reasons for the Board's decision to explore strategic transactions were as follows:

     o Since 1996, Kentek has experienced significant declines in new printer sales as a result of negative competitive trends affecting the traditional mid-market printer industry and Kentek's failure to develop a new faster mid-range printer to address increasing performance from light duty printers. See Competition and Kentek Strategy Change.

     o Since 1996, Kentek's sales of consumable supplies and spare parts have declined as its new printer sales have not kept pace with the rate at which existing Kentek printers have been taken out of service.

     o Since 1996, Kentek's total revenues and market share have declined significantly as a result of the declines in sales of Kentek's printers, consumable supplies and spare parts.

     o Kentek's Board believed that substantially all of Kentek's customers currently resell the new Xerox 40 ppm printer or intend to resell the new Xerox 40ppm printer in the near future. In addition, the Board anticipated that Kentek's competitors would continue to release new lower cost printers with enhanced features. As a result, the Board believed that it was likely that Kentek would continue to suffer progressively greater declines in new printer sales and, as Kentek's installed base of printers exit their useful life cycle, Kentek's sales of consumable supplies and spare parts sales would continue to significantly decline.

BACKGROUND OF MERGER PROPOSAL

         In December 1998, January 1999 and February 1999 all of the members of the Board, including Mr. Shires, discussed the remaining alternatives for Kentek's business. In addition, Dr. Morgan, acting on behalf of the Board, held discussions with Janney Montgomery Scott regarding strategic alternatives available to Kentek. Janney Montgomery Scott ultimately informed Dr. Morgan that Kentek was not an attractive acquisition candidate as a result of Kentek's declining sales, the negative competitive trends affecting the traditional mid-range printer industry and Kentek's failure to develop a new faster mid-range printer.

         During the same period of time, Mr. Shires, acting as a representative of the Board, held informal discussions with Broadview Associates regarding strategic alternatives for Kentek. Broadview Associates informed Mr. Shires that Kentek was not an attractive acquisition candidate as a result of Kentek's declining sales, the negative competitive trends affecting the traditional mid-range printer industry and Kentek's failure to develop a new faster mid-range printer.

         Neither Dr. Morgan, Mr. Shires, nor any other member of the Board contacted any other financial advisors or investment bankers regarding strategic alternatives for Kentek. In addition, neither Dr. Morgan, Mr. Shires, nor any other member of the Board contacted any third parties regarding their interest in pursuing a strategic transaction with Kentek prior to the date on which the Special Committee instructed Dr. Morgan to contact firms in the printer industry regarding their potential interest in acquiring Kentek.

         On February 24, 1999, Dr. Morgan approached Kentek's President and Chief Executive Officer, Philip W. Shires, to discuss alternatives for Kentek's business. In the course of this discussion, Dr. Morgan raised the possibility of Mr. Shires purchasing Kentek. Subsequent to the meeting, Dr. Morgan notified the remaining members of the Board of his discussion with Mr. Shires concerning the sale of Kentek.

         On March 8, 1999, Mr. Shires notified the Board of his potential willingness to acquire Kentek's outstanding shares at a cash price of $7.85 per share, or at the option of each stockholder, at a cash price of $7.50 per share and the contingent right to receive additional cash consideration.

         During the next several weeks, Mr. Shires explored the feasibility of a potential acquisition of Kentek, engaged in discussions with potential financing sources, and retained legal counsel to assist with the formulation of a formal proposal to acquire Kentek. During this time, Dr. Morgan consulted with Kentek's outside legal counsel, Cooley Godward LLP, on behalf of the Board regarding the possibility of Mr. Shires making a formal proposal to acquire Kentek.

         On April 13, 1999, Mr. Shires' legal counsel transmitted to each of Kentek's directors and to Cooley Godward LLP an initial proposal to acquire Kentek in the form of a merger agreement. The draft merger agreement contemplated that KE Acquisition would acquire all outstanding shares at a cash price of $7.85 per share, or at the option of each stockholder, at a cash price of $7.50 per share and the contingent right to receive additional cash consideration. Subsequently, Mr. Shires orally communicated to the Board a revised proposal which deleted the option for Kentek stockholders to receive the all cash price of $7.85 per share.

         The Board, following consultation with Kentek's outside legal counsel, Cooley Godward LLP, unanimously determined that, in view of possible conflicts of interest in connection with any proposal from Mr. Shires, it was advisable to form a special committee of the Board comprised of disinterested directors (the, "Special Committee"). At a meeting of the Board on April 21, 1999 the Board resolved to form the Special Committee, consisting of Messrs. Morgan, Weinig and Perreault, for the purpose of evaluating and negotiating the terms of any potential acquisition proposal from Mr. Shires or any entity organized by him and any related matters.

         At the April 21, 1999 meeting of the Board, the members of the Special Committee engaged in discussions regarding the retention of an investment bank and law firm as its financial and legal advisors. The Special Committee determined to retain Janney Montgomery Scott as financial advisor to the Special Committee, based upon its familiarity and expertise with Kentek. Janney Montgomery Scott had served as the managing underwriter for Kentek's initial public offering and had also been retained by Kentek in late 1996 and early 1997 to analyze trends in the printer market and to identify potential acquisition candidates that would strengthen Kentek's market position. The Special Committee also determined to retain Cooley Godward LLP as its legal advisor based upon the firm's familiarity and expertise with Kentek. Cooley Godward LLP had served as Kentek's counsel in connection with its 1996 initial public offering and had subsequently served as Kentek's outside legal counsel, primarily for public company and securities law advice. In addition, a current partner of Cooley Godward LLP while working at a previous law firm had served as underwriters' counsel in Kentek's initial public offering and another partner of Cooley Godward LLP currently serves as Corporate Secretary of Kentek.

         On April 21, 1999, Kentek issued a press release indicating that it had received a proposal from Mr. Shires to acquire the outstanding shares for a cash price of $7.50 per share at closing plus an additional consideration in the form of a contingent cash payment right. The press release also indicated that the Board of Directors had formed the Special Committee of independent directors to review the advisability of the proposal and that the Special Committee had retained Janney Montgomery Scott to serve as independent financial advisor to the Special Committee and Cooley Godward LLP to serve as independent legal counsel to the Special Committee.

Between the April 21, 1999 announcement and May 7, 1999, the following events took place.

     o The Special Committee instructed Dr. Morgan to contact firms in the printer industry on behalf of the Special Committee regarding their potential interest in acquiring Kentek.

     o Dr. Morgan contacted and had discussions with Printronix, Lexmark, Genicom and Miami Computer Services to solicit their interest in acquiring Kentek. These companies were contacted because they had preexisting customer or supplier relationships with Kentek. Neither Xerox nor HP was a current customer, and both had previously told Kentek that they would not acquire assets that generated revenues less than $250 million per year, or that could not quickly be brought to those levels.

     o Each of the parties contacted by Dr. Morgan declined to make an acquisition proposal and no other parties contacted the Board, the Special Committee, Kentek or Janney Montgomery Scott regarding their interest in pursuing an acquisition proposal.

     o Based upon discussions among the Special Committee and Janney Montgomery Scott, the Special Committee concluded not to attempt to contact potential financial buyers for Kentek. The Special Committee ultimately determined that the size of the transaction, the potential profit and potential return on investment were deemed likely to be too small to interest an institutional financial buyer, such as a leveraged buyout fund. In addition, the Special Committee considered that Kentek's lack of growth prospects would be a significant deterrent for many financial buyers. Finally, the Special Committee considered that Broadview Associates, an investment banking firm that was engaged by Kentek in 1995 to investigate strategic alternatives, had been unable to locate any financial or strategic buyers that were interested in acquiring Kentek prior to its initial public offering in 1996.

     o Cooley Godward LLP negotiated the terms of the proposed merger agreement with Mr. Shires' counsel. In particular, Cooley Godward LLP and Mr. Shires' counsel negotiated open issues relating to the price per share, the structure and timing of the merger consideration, the feasibility of contingent value rights, the necessity of a voting agreement and the scope of break up fees.

     o Janney Montgomery Scott met with Kentek officers to prepare its financial analysis of the proposed acquisition.

     o Dr. Morgan updated the Special Committee, Janney Montgomery Scott and Cooley Godward LLP regarding his discussions with potential acquirers.

     o Mr. Shires, on his own behalf and on behalf of KE Acquisition, contacted each of Kentek's four largest stockholders regarding the possibility of including a contingent payment right in the proposed merger consideration. At the time that Mr. Shires engaged in discussions with Kentek's four largest stockholders, such stockholders beneficially owned an aggregate of 3,004,930 shares, or approximately 65.26% of Kentek's shares of common stock. As of the date of the Proxy statement, such stockholders own approximately 64.67% of the shares entitled to vote at the special meeting.

Mr. Shires' discussions with Kentek's four largest stockholders can be summarized as follows.

     o James H. Simons - Mr. Shires and Mr. Simons, a member of Kentek's Board, participated in a telephone conference during the last week of April 1999 regarding the desirability of including a contingent payment right in the merger consideration. At the time of the telephone conference between Mr. Simons and Mr. Shires, Mr. Simons beneficially owned approximately 23.17% of Kentek's common stock. During the course of their conversation, Mr. Simons indicated to Mr. Shires that he favored receiving a portion of the merger consideration as a contingent payment right. In particular, Mr. Simons indicated to Mr. Shires that he believed that the proposed payment of $7.50 per share together with a contingent payment right was worth more to Kentek's stockholders than a fixed payment of $7.85 per share. Subsequently, Mr. Simons determined that the payment of $7.50 per share together with a contingent payment right was not as valuable as a fixed payment of $8.29 per share.

     o Khronos Capital Limited - Mr. Shires and I. Jimmy Mayer, the principal of Khronos Capital Limited, participated in a telephone conference during the last week of April 1999 regarding the desirability of including a contingent payment right in the merger consideration. At the time of the telephone conference between Mr. Mayer and Mr. Shires, Mr. Mayer beneficially owned approximately 13.03% of Kentek's common stock. During the course of their conversation, Mr. Mayer indicated to Mr. Shires that he favored receiving a fixed payment per share at the closing of the Merger as opposed to a lower fixed payment per share together with a contingent payment right. Mr. Mayer noted that he preferred a fixed payment per share at the closing of the Merger because the full amount of the Merger Consideration could be reinvested in other financial opportunities at that time. In addition, Mr. Mayer noted that the proposed contingent payment right was undesirable because it was speculative and potentially difficult for Khronos Capital Limited to manage with respect to its investors on a going-forward basis. Mr. Mayer was a member of Kentek's Board until his resignation in January 1998.

     o Wellington Management Company, LLP - Mr. Shires and Sandy Green, a principal of Wellington Management Company, LLP, met in person during the last week of April 1999 at a financial conference in Vail, Colorado. At that time, Wellington Management Company, LLP beneficially owned approximately 14.73% of Kentek's common stock. During the course of their meeting, Mr. Shires and Mr. Green discussed the desirability of including a contingent payment right in the merger consideration. Mr. Green indicated to Mr. Shires that he favored receiving a fixed payment per share as opposed to a lower fixed payment per share together with a contingent payment right. Mr. Green based his belief on the fact that the proposed contingent payment right was speculative, subject to contingencies, difficult to value and difficult for Wellington Management Company to manage with respect to its investors on a going-forward basis.

     o ROI Capital Management, Inc. - Mr. Shires and Mark Boyer, a principal of ROI Capital Management, Inc., participated in a telephone conference during the last week of April 1999 regarding the desirability of including a contingent payment right in the merger consideration. At the time of the telephone conference between Mr. Boyer and Mr. Shires, ROI Capital Management, Inc. beneficially owned approximately 14.34% of Kentek's common stock. During the course of their conversation, Mr. Boyer indicated to Mr. Shires that he favored receiving a fixed payment per share as opposed to a lower fixed payment per share together with a contingent payment right. Mr. Boyer based his belief on the fact that the proposed contingent payment right was speculative, subject to contingencies, difficult to value and difficult for ROI Capital Management to manage with respect to its investors on a going-forward basis.

         No members of the Board, other than Mr. Shires and Mr. Simons, participated in the discussions regarding the desirability of the proposed contingent payment right. In addition, no member of the Board, including Mr. Shires, discussed any other aspects of the proposed merger transaction or any alternative transactions with Kentek's four largest stockholders or their affiliates (excluding Mr. Simons). Accordingly, with the exception of Mr. Simons, Kentek's largest stockholders and their affiliates did not participate in any aspect of the negotiations between the Special Committee, the Board and Mr. Shires that ultimately led to Mr. Shires' offer of $8.29 per share. Mr. Simons participated in such negotiations as a member of the Board.

         During the course of Mr. Shires discussions with the individuals set forth above, each of the individuals indicated that they intended to vote in favor of the proposed merger transaction, regardless of the structure of the merger consideration. Kentek and Mr. Shires did not, however, solicit such individuals or stockholders to vote in favor of the Merger or any other transaction involving Kentek. None of the stockholders set forth above or their affiliates are subject to voting agreements or are otherwise required to vote in favor of the Merger.

         On May 7, 1999, the Special Committee met telephonically. Janney Montgomery Scott and Cooley Godward LLP participated in the May 7, 1999 meeting. Dr. Morgan updated the Special Committee and its advisors about discussions with potential acquirors. The Special Committee discussed the proposed terms of Mr. Shires' proposal, particularly the valuation of the contingent cash payment right contained in Mr. Shires' proposal. The Special Committee also discussed whether it was likely that proposals from potential acquirors might be received. The Special Committee instructed Cooley Godward LLP to proceed with the negotiation of the proposed merger agreement which had been received from Mr. Shires' counsel.

         Between May 7, 1999 and May 10, 1999, Kentek's counsel and Mr. Shires' counsel continued to discuss open issues relating to the proposed merger agreement. In particular, Mr. Shires' counsel and Kentek's counsel discussed the circumstances under which a break up fee, in the amount of actual expenses incurred by Mr. Shires in connection with the transaction, would be payable to Mr. Shires.

         On May 10, 1999, the full Board met in New York City. Janney Montgomery Scott attended this meeting in person, and Cooley Godward LLP participated via telephone. During the course of the meeting, the following actions took place.

     o The Board members discussed the status of Mr. Shires' proposal, including the proposed structure of the merger consideration and Mr. Shires' valuation of the contingent payment right.

     o The Board members agreed that the full amount of the merger consideration would be paid upon the consummation of the transaction. This agreement resulted from the Board's determination that the contingent right was less desirable given that the value of the right was speculative and subject to contingencies.

     o Janney Montgomery Scott presented its preliminary analysis of the fairness of the proposed merger to the Public Stockholders from a financial point of view. Based on the financial analyses prepared for the Board and the Special Committee, Janney Montgomery Scott indicated that the $7.85 per share price proposed by Mr. Shires was within the range of fair values for Kentek's common stock. However, Janney Montgomery Scott noted that the $7.85 per share price was at the lower end of Kentek's valuation range and that a higher price would increase the fairness of the proposed merger to the Public Stockholders.

     o The Board members discussed the proposed merger consideration. In light of Janney Montgomery Scott's preliminary analysis of the Merger, the disinterested members of the Board and the Special Committee unanimously determined to attempt to negotiate a higher price than the $7.85 per share merger consideration proposed by Mr. Shires. In particular, the disinterested members of the Board and the Special Committee informed Mr. Shires that they believed he should pay approximately $8.25 per share. The disinterested members of the Board and the Special Committee based their beliefs on the range of fair values established by Janney Montgomery Scott's financial analysis and the trading values of Kentek's common stock on the Nasdaq National Market. Specifically, the disinterested members of the Board and the Special Committee represented a fair value because it represented a:

         o premium value to Kentek's stockholders as compared to the $7.93 midpoint of Janney Montgomery Scott's Buyout Analysis;

         o 32.6% premium over the average closing price for the shares on the Nasdaq National Market for the six month trading period ended April 21, 1999, the day before Kentek announced it had received KE Acquisition's and Mr. Shires' initial proposal; and

         o 19.5% premium over the closing price for the shares of Kentek's common stock on April 21, 1999.

         In addition, Mr. Simons suggested to the disinterested members of the Board and the Special Committee that the merger consideration should reflect an additional payment to account for the fact that the proposed merger would likely close three to four months after the execution of a merger agreement. The disinterested members of the Board and the Special Committee unanimously concurred with Mr. Simons and determined that an increase of $0.04 per share represented a reasonable additional payment per share. Thereafter, the disinterested members of the Board and the Special Committee informed Mr. Shires that they believed $8.29 per share represented the fair value of Kentek's shares. In response, Mr. Shires indicated that $8.29 per share was too high of a price per share given that it was at the higher end of Janney Montgomery Scott's projected range of fair values. After further negotiation, however, Mr. Shires agreed to pay $8.29 per share and noted that he would not, under any circumstances, pay more than $8.29 per share because he believed that a higher price did not offer a potential rate of return that would justify the level of risk assumed in connection with the acquisition of Kentek.

     o Mr. Shires furnished the Special Committee and its advisers with a commitment letter from US Bank regarding the financing for the proposed transaction.

     o Cooley Godward LLP reported on the status of the negotiations on the form of definitive merger agreement.

     o The Board, Janney Montgomery Scott and Cooley Godward LLP discussed the following in relation to the proposed merger agreement:

         o Lack of Potential Buyers. No party other than KE Acquisition and Mr. Shires has shown interest in acquiring Kentek despite the following factors:

             - Broadview Associates, an investment banking firm engaged by Kentek in 1995 to investigate strategic alternatives, was unable to locate any financial or strategic buyers that were interested in acquiring Kentek prior to its initial public offering in 1996;

             - At the request of and on behalf of the Special Committee, Dr. Morgan contacted substantially all of Kentek's competitors, as well as certain other companies that had been contacted in 1995 in connection with the attempted sale of Kentek prior to its initial public offering, concerning their interest in pursuing a strategic or financial transaction.

             - Kentek did not enter into a merger agreement with KE Acquisition until 23 days after the public announcement of Mr. Shires' indication of interest in Kentek, providing ample time for interested parties to indicate their interest in Kentek; and

         o Liquidity. Holders of significant blocks of Kentek common stock are not able to effectively sell their shares into the available market as the typical daily trading volume of Kentek's common stock in recent years has been low. During the six month trading period ended April 21, 1999, the average daily trading volume of Kentek common stock was 6,517 shares. Given that Kentek's Public Stockholders currently hold approximately 4,542,652 shares of Kentek common stock, approximately 0.0014% of Kentek's common stock is traded on any given day. Accordingly, Kentek's larger stockholders are unable to sell a material portion of their shares, other than at prices significantly below the Merger Consideration. In addition, Kentek believes significant sales would likely decrease the trading price of Kentek's common stock.

         o No Voting Agreement. The proposed agreement did not require any of Kentek's major stockholders to vote in favor of the proposed merger and the related transactions.

         o Modest Termination Fees. The proposed agreement did not require the payment of termination fees in excess of the reasonable expenses incurred by KE Acquisition in connection with the preparation and negotiation of the proposed merger agreement.

         o Fiduciary Outs. The proposed agreement provided that the Board and/or the Special Committee could authorize Kentek to engage in discussions or negotiations concerning an unsolicited Acquisition Proposal (and may furnish information and cooperate in this regard) subsequent to the execution of the proposed merger agreement. This action could be taken if the Board and/or the Special Committee determined in the exercise of its fiduciary duties that the action was in the best interests of Kentek stockholders. An "Acquisition Proposal" was defined as any proposal or offer with respect to:

             - a tender or exchange offer, a merger, consolidation or other business combination involving Kentek or any of its subsidiaries, including a merger of equals involving Kentek;

             - the acquisition of an equity interest in Kentek representing in excess of 33% of the power to vote for the election of a majority of directors of Kentek, or

             - the acquisition of assets of Kentek or its subsidiaries, including stock of one or more subsidiaries of Kentek, representing 33% or more of the consolidated assets of Kentek, in each case by any person other than KE Acquisition.

             In addition, the proposed agreement provided that following receipt of an Acquisition Proposal that was financially superior to the proposed merger, as determined in good faith by the Board, the Board could withdraw, modify or not make a recommendation in favor of the proposed merger. This action could be taken if the Board concluded in good faith that the action was necessary in order to act in a manner that is consistent with its fiduciary obligations under applicable law.

         o Confidentiality. Pursuant to the terms of the proposed agreement, Kentek could not engage in negotiations with, or disclose any nonpublic information to, any person unless it received from the person an executed confidentiality agreement on terms and conditions deemed by the Board to be appropriate and in Kentek's best interest.

         o Notification of Acquisition Proposals. Kentek would be required to promptly notify KE Acquisition of the receipt of any Acquisition Proposal not less than two business days prior to entering into any agreement in connection with the Acquisition Proposal. Any notice would be required to include the identity of the person or group making the Acquisition Proposal and the material terms and conditions of the Acquisition Proposal. Kentek could not enter into a definitive agreement in connection with an Acquisition Proposal unless at least five business days had passed since Kentek initially notified KE Acquisition of an inquiry or proposal relating to an Acquisition Proposal. Within the two-business day or five-business day periods referred to above, if any, KE Acquisition could propose an improved transaction. The two and five-business day waiting periods would not required if the Board or the Special Committee decided that the waiting periods conflicted with the exercise of the Board's fiduciary obligations to its stockholders.

         o Termination Provisions. Kentek could terminate the proposed agreement at any time if:

             - the Board determined in good faith that an Acquisition Proposal was financially superior to the proposed merger and was reasonably capable of being financed, and

             - Kentek entered into a definitive agreement to effect the financially superior Acquisition Proposal, and Kentek complied with the covenants set forth below under "Certain Provisions of the Merger Agreement--Covenants."

             If the Merger Agreement was validly terminated, none of its provisions would survive, except for miscellaneous provisions relating to confidentiality, expenses, governing law, jurisdiction, waiver of a jury trial, and other matters. Termination would be without any liability on the part of any party, unless the party is in willful breach of a provision of the proposed agreement.

         o Price. The proposed price of $8.29 per share constituted a 32.6% premium over the average closing price for the shares on the Nasdaq National Market for the six month trading period ended April 21, 1999, the day before Kentek announced it had received KE Acquisition's initial proposal. In addition, the proposed price constituted a 19.5% premium over the closing price for the shares on April 21, 1999.

         Following the May 10, 1999 meeting, Cooley Godward LLP negotiated with Mr. Shires' counsel the final terms of a merger agreement reflecting the revised proposal. Copies of the final merger agreement, the final financial presentation material of Janney Montgomery Scott, and a draft of Janney Montgomery Scott's fairness opinion were distributed to all members of the Board.

         The Special Committee and the Board next met on May 14, 1999 telephonically. Janney Montgomery Scott and Cooley Godward LLP participated in the May 14, 1999 meetings. The Special Committee reviewed with counsel a draft of the Merger Agreement in final form. Janney Montgomery Scott provided a detailed financial analysis of Kentek and the pending proposal to the Special Committee and advised the Special Committee that, in its opinion, as of that date, the $8.29 price was fair, from a financial point of view, to the stockholders of Kentek other than KE Acquisition. A discussion with and questions to Janney Montgomery Scott by the Special Committee followed. The Special Committee then concluded, after also considering Kentek's prospects of increasing stockholder value as a public company, that in the circumstances then existing, the $8.29 per share offer was, for stockholders other than KE Acquisition, preferable to continuing to hold shares in the public company. The Special Committee then unanimously determined to approve the Merger Agreement and declare that the Merger Agreement was advisable and fair to and in the best interests of the stockholders of Kentek other than KE Acquisition, and approved resolutions recommending that the Board approve the Merger Agreement and cause Kentek to execute and deliver the Merger Agreement. Immediately thereafter, the entire Board unanimously resolved to approve the Merger Agreement. Subsequent to the Board meeting, on May 14, 1999, Kentek and KE Acquisition entered into the Merger Agreement.

         Kentek issued a press release on the morning of May 14, 1999 announcing the execution of the Merger Agreement.

         In connection with the preparation of the Proxy Statement, the Special Committee and the Board met telephonically on August 13, 1999 and September 10, 1999. Janney Montgomery Scott and Cooley Godward LLP participated in the August 13, 1999 and September 10, 1999 meetings. At each of the meetings, Janney Montgomery Scott provided supplemental financial analyses of Kentek and the transactions contemplated by the Merger Agreement. Janney Montgomery Scott advised the Special Committee and the Board that its supplemental financial analyses did not change in any material respect its prior opinion that, as of that date, the $8.29 price was fair, from a financial point of view, to the stockholders of Kentek other than KE Acquisition. Janney Montgomery Scott also reported that it had performed updates to its May 14, 1999 analysis and that no circumstances had come to its attention that would cause Janney Montgomery Scott to change its opinion as to the fairness of the Merger from a financial point of view. At each meeting, discussions with and questions to Janney Montgomery Scott by the Special Committee followed. The Special Committee then concluded, in each case, based on Janney Montgomery Scott's supplemental financial presentations and oral updates of its written opinion, that the proposed merger transaction was still fair to and in the best interests of the stockholders of Kentek other than KE Acquisition. In addition, the entire Board unanimously determined at each meeting that the Merger remained fair to and in the best interest of Kentek's Public Stockholders.

RECOMMENDATIONS OF THE SPECIAL COMMITTEE AND THE BOARD OF DIRECTORS

         On May 14, 1999, the Special Committee unanimously determined that the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to and in the best interests of the Public Stockholders, and recommended that the Board and the stockholders of Kentek approve and adopt the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement.

         On May 14, 1999, the Board, on the unanimous recommendation of the Special Committee, unanimously determined that the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to and in the best interests of the Public Stockholders, and recommended that the stockholders of Kentek approve and adopt the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. Prior to participating in the determinations and recommendations of the Board, Mr. Shires, who is the sole, stockholder, director and officer of KE Acquisition, identified his affiliations with KE Acquisition and noted that as a result of the affiliations he had a direct conflict of interest.

         In response to comments received from the Securities and Exchange Commission, the Board and the Special Committee asked Janney Montgomery Scott to prepare supplemental financial analyses of the Merger. The Board and the Special Committee requested the supplemental analyses because the Board and the Special Committee believed that the supplemental analyses would provide additional relevant data regarding the fairness of the Merger to the Public Stockholders.

         On August 13, 1999, Janney Montgomery Scott presented its first supplemental financial analysis to the Special Committee and the Board and orally confirmed its prior opinion to the Special Committee and the Board that, as of that date, the Merger was fair, from a financial point of view, to the Public Stockholders.

         On August 13, 1999, after reviewing Janney Montgomery Scott's first supplemental financial analysis, the Board and the Special Committee unanimously reaffirmed their determinations that the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to and in the best interests of the Public Stockholders.

         On September 10, 1999, Janney Montgomery Scott presented its second supplemental financial analysis to the Special Committee and the Board and orally confirmed its prior opinion to the Special Committee and the Board that, as of that date, the Merger was fair, from a financial point of view, to the Public Stockholders.

         On September 10, 1999, after reviewing Janney Montgomery Scott's second supplemental financial analysis, the Board and the Special Committee unanimously reaffirmed their determinations that the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to and in the best interests of the Public Stockholders.

         The Special Committee and the Board have not revoked or modified their May 14, 1999 determinations that the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement are fair to and in the best interests of the Public Stockholders.

OPINION OF FINANCIAL ADVISOR TO THE BOARD AND THE SPECIAL COMMITTEE

         The Special Committee and the Board retained Janney Montgomery Scott as their financial advisor to review the Merger and to render an opinion as to the fairness, from a financial point of view, of the Merger to the Public Stockholders. As described in the Proxy Statement, Janney Montgomery Scott's opinion, dated May 14, 1999, as orally confirmed on August 13, 1999 and September 10, 1999, together with the related presentations to the Special Committee and the Board, were only two of many factors taken into consideration by the Special Committee and the Board in making their determinations to approve the Merger and the Merger Agreement.

         Janney Montgomery Scott is a nationally recognized investment banking firm and, as part of its investment banking activities, is regularly engaged in the valuation of businesses and securities in connection with mergers and acquisitions, negotiated underwritings, secondary distributions of securities, private placements and valuations for corporate and other purposes.

         Pursuant to the terms of Janney Montgomery Scott's engagement, Kentek paid Janney Montgomery Scott $25,000 upon commencement of the engagement and agreed to pay Janney Montgomery Scott an additional $100,000 upon the closing of the Merger. In addition, Kentek has agreed to reimburse Janney Montgomery Scott for its out-of-pocket expenses, and to indemnify Janney Montgomery Scott against certain liabilities, or to contribute to payments Janney Montgomery Scott may be required to make in respect thereof.

         On May 14, 1999, Janney Montgomery Scott delivered its financial analysis of the Merger to the Special Committee and the Board. At the same time, Janney Montgomery Scott delivered its written opinion to the Special Committee and the Board that, as of the date of the opinion, and based upon and subject to certain matters stated in the opinion, the Merger was fair, from a financial point of view, to the Public Stockholders.

         Thereafter, in response to comments received from the Securities and Exchange Commission, the Special Committee and the Board asked Janney Montgomery Scott to prepare two supplemental financial analyses of the Merger. The Special Committee and the Board requested the supplemental analyses because the Board and the Special Committee believed that the supplemental analyses would provide additional relevant data regarding the fairness of the Merger to the Public Stockholders. On August 13, 1999, Janney Montgomery Scott presented its first supplemental financial analysis to the Special Committee and the Board and orally confirmed its prior opinion to the Special Committee and the Board that, as of that date, the Merger was fair, from a financial point of view, to the Public Stockholders. On September 10, 1999, Janney Montgomery Scott presented its second supplemental financial analysis to the Special Committee and the Board and orally confirmed its prior opinion to the Special Committee and the Board that, as of that date, the Merger was fair, from a financial point of view, to the Public Stockholders.

         On September 27, 1999, the SEC completed its review of the Proxy Statement, and approved the mailing of the Proxy Statement to Kentek's stockholders.

INDUSTRY OVERVIEW AND KENTEK STATUS

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

         Mid-Range. This market segment has broadened over the last 36 months and includes printers produced by Kentek. Historically, it included printers with speeds of 30 to 60 ppm, that provided enhanced features such as continuous operation and higher duty cycle. The past two years has seen the introduction of light duty, higher speed machines from companies such as Hewlett Packard, Lexmark and Xerox. Targeted for the requirements of the average networked office environment, these printers typically have many features in common with copiers
- including stapling, collating and duty cycles up to 200,000 pages per month. These printers are often referred to as digital copiers or "mopiers". Kentek's printers currently compete in the heavy-duty portion of the mid-range market segment.

         For many business applications, when aggregate usage exceeds 50,000 pages per month and/or page coverage (the percentage of the page covered with toner) is higher than 4-5% (a standard office memo), a high-output, mid-range printer can provide a more efficient and cost-effective solution than multiple low-range printers or multiple light duty mid-range printers. Additionally, a single, heavy-duty mid-range printer can offer a lower cost of ownership than multiple low-range printers while providing the convenience of higher speed, high print quality and enhanced features such as duplex printing, advanced paper handling and larger memory capacity for storing fonts and customized forms. Heavy-duty mid-range printers can run continuously and hold sufficient paper and consumables to require only infrequent operator attention.

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

PRINCIPAL PRODUCTS

         The Company's objective has been to provide a complete printer hardware, software and consumable supplies package that enables Kentek's customers to easily install Kentek printers within their systems and to meet the end-user's ongoing supplies needs. Kentek's printers are designed to provide high print quality, ease of use and reliable operation under the conditions of continuous use found in production system, print-on-demand and network environments. The Company's printers typically have a usable life of seven years.

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

         K40DX Printer. An extension of the K40D, the K40DX includes the features of straight paper path, LED array printhead and dual component toner process. Standard features of the K40DX model also include a 133 MHz Pentium processor with an internal floating point co-processor and 16 to 128 megabytes of RAM, full graphics printing at 600 dpi, multi-active ports, 400K per month duty cycle, one floppy disk drive, a 1.2 gigabyte or larger internal hard disk, and dual cassette input trays containing a total of 800 sheets and an output tray. Available as an option is electronic collation. The K40DX duplex printer was introduced in May of 1998.

         K40DXE Printer. The K40DXE was introduced to customers in the first half of 1999. An extension of the K40DX, the K40DXE is a 40 ppm printer designed to have superior print registration (image registration from top of page within 1 millimeter) and the ability handle a wide variety of paper stocks and weights. In conjunction with the K40DXE, the Company introduced a high capacity media feeder capable of feeding a similar variety of paper stocks and weights. The Company believes this product combination will help it penetrate the forms market.

         Available as options on all of Kentek's printers are 1,200 and 2,500 sheet input feeders; 1,400 and 3,500 sheet output stackers; and printer cabinets.

         Kentek also designs and develops proprietary printer controller hardware and software to manage the complex tasks associated with communicating with multiple host computers over a network and coordinating complex print jobs at high speed. Kentek's printers generally include a printer controller (image generation system or IGS controller) and a machine controller (printer control logic or PCL controller), each with its associated software. In 1994, Kentek invented a proprietary RISC-based Image Generation System ("RIGS") architecture that is used on the K31/K31D and K40D printers. The RIGS architecture uses higher speed microprocessors, expanded RAM and enhanced ASICs designed to speed complex text and graphics manipulation. Kentek controllers come standard with HP PCL5e, HPGL printer control language emulations and TIFF image decompression. Phoenix Page Postscript (TM) is available as a printer control language option.

         SIGS Controller. In May 1998, Kentek introduced its SIGS controller system, for use on its K40DX printer. The SIGS controller uses an Intel Pentium(R) processor and an industry standard motherboard with 32 to 128 MB of RAM, permitting a quick and straightforward upgrade path as faster processors become available. In addition, the board incorporates a PCI Bus permitting the addition of industry standard connectivity add-on cards. The controller uses a Kentek developed PCI BUS compatible multi-function card to interface with the machine controller. Also, the SIGS controller is based on the Lynx operating system and Xionic's intelligent peripheral systems software, Postscript Level II, TIFF and PCL5e, all industry standards. The Company believes that the use of such standards lowers its cost and reduces the time to market when compared to products with a more proprietary design.

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

CUSTOMERS, MARKETING AND SUPPORT

         The Company will continue to distribute its printers exclusively through sales to OEM customers and system integrators so long as it is economically practical (estimated to be 600 units per year). In fiscal 1999 net sales to each of Lexmark, Tally and Oce Printing Systems constituted greater than 10% of the Company's total net sales. Financial information regarding sales to principal customers is presented in Note 8 of the notes to the consolidated financial statements which appear elsewhere in this Form 10-K. The loss or decline of sales to Lexmark, Tally or Oce Printing Systems could have a material adverse affect on the Company's business, results of operations and financial condition.

         Kentek supports its customers through an array of sales literature, technical support and joint sales. The Company identifies commercial niches where there is a strong need for the high reliability, high duty cycle and continuous operation features of Kentek printers, and concentrates its sales efforts in community banking, direct mail, healthcare, insurance, forms producers and MICR (magnetic ink character recognition).

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

         Kentek's consumable supply products used in IBM-branded products manufactured by Kentek are sold through Lexmark pursuant to an exclusive relationship with the Company under which Lexmark is required to purchase its requirements of consumable supply products for IBM-branded printers only from Kentek. Under the terms of an agreement between IBM and Lexmark, IBM may begin selling consumable supply products for IBM-branded printers after March 2002. In order to do so, IBM would be required to purchase such consumable supplies from Lexmark for resale by IBM or to incur engineering, tooling and manufacturing costs to enter the business of supplying consumables for its customers.

         As of June 30, 1999, the Company's sales and marketing organization consists of eight persons. The Company complements its field sales support with in-house technical sales personnel and a product support department to provide technical training and product support to its customers. Financial information about foreign and domestic sales, operating income and assets is presented in
Note 13 of the notes to consolidated financial statements, which appear elsewhere in this Form 10-K.

         The Company provides a two-year warranty against defects in the Company's printer products. The Company warrants its consumable supply products against manufacturing defects with an industry standard "out-of-box" warranty. Use of consumable supply products not manufactured or approved by Kentek voids the user's warranty for both the printer and the consumable supply products. The Company believes that its commitment to quality has resulted in low warranty expense. In each of the fiscal years ended June 30, 1999, 1998, and 1997, the Company incurred warranty expenses of $204,954, $247,751 and $300,883 respectively.

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

         The Company has significant operations in Japan, where certain components of its printers are sourced, designed and manufactured. Operating expenses and production costs related to Kentek's Japanese operations are subject to fluctuations in the dollar-yen exchange rate. The Company mitigates a portion of its currency fluctuation risk through a contractual risk sharing provision included in certain of its customer agreements that provides for adjustment of sales price in accordance with fluctuations in exchange rates.

BACKLOG

         Aggregate backlog as of June 30, 1999 was approximately $4.4 million, compared to approximately $6.4 million as of June 30, 1998.

         Backlog consists of customer orders, the majority of which are scheduled for shipment within three weeks following the order date. The Company also receives orders for immediate shipment, which may not be reflected in backlog at any given time. Purchasers of standard products may generally cancel or reschedule orders without significant penalty, and, accordingly, the Company's backlog at any time is not necessarily indicative of future sales. While the Company has operated historically with a 45 to 60 day backlog of orders, results of operations for a given quarter are significantly dependent on orders booked and shipped during that quarter, and increasingly becoming more dependent on orders received during the month.

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

EMPLOYEES

         As a result of the competitive factors mentioned in Competition and Product Strategy Change, the Company restructured and as of June 30, 1999 the Company had a total of 111 employees including 90 full-time and 21 part time on contract. Of the 111 employees, 83 are located in the United States and 28 in Japan. The Company's employees are not represented by any union, and the Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         Kentek leases its main facilities in Boulder, Colorado and Nagano, Japan. In Boulder, the Company leases three buildings, an approximately

30,000 square foot facility for $32,678 per month for sales, marketing, product support and general and administrative purposes, and approximately 42,000 square foot facility for $22,325 per month for consumables manufacturing, recycling and warehousing. The Company is sub-leasing another 13,800 square foot facility which was originally leased for future manufacturing of the KW60 printer. The monthly rent for the sub-leased facility is $12,167 and the Company's lease on this facility is up on October 31, 2000. The Company vacated three facilities in Boulder, Colorado since January of 1999 as part of the termination of new printer engine development and the restructuring of the Company. In Nagano, the Company leases a total of approximately 23,500 square feet at four separate sites for manufacturing and warehousing. The Company also leases office space for sales offices in Allen Park, Michigan, Melbourne, Florida, and has closed its sales office in Gorinchem, The Netherlands. Management believes that the Company has adequate facilities for the conduct of current and future operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any significant claims or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1999.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY & RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDEND INFORMATION

         The Company's Common Stock began trading publicly on the NASDAQ National Market under the ticker symbol KNTK on April 17, 1996. Prior to that date, there was no public market for the Common Stock. As of June 30, 1999, 4,604,152 shares of Common Stock were outstanding and the Company had approximately 60 holders of record of the Common Stock. The table below sets forth the per share quarterly high and low closing prices of the Company's Common Stock as reported on the NASDAQ National Market. Cash dividends of $.02 per share for each of the three quarters ended September 30, 1998, December 31, 1998 and March 31, 1999 were declared and paid in 1999. It is anticipated that the Company will not continue to declare quarterly dividends.

         FISCAL YEAR ENDED 6/30/99                            HIGH               LOW
         -------------------------                            ----               ---
         1st Quarter                                         $8.66             $6.00
         2nd Quarter                                          6.63              5.38
         3rd Quarter                                          6.75              5.88
         4th Quarter                                          7.88              6.31

         FISCAL YEAR ENDED 6/30/98                            HIGH               LOW
         -------------------------                            ----               ---
         1st Quarter                                        $10.38             $6.75
         2nd Quarter                                          9.38              6.25
         3rd Quarter                                          8.88              6.75
         4th Quarter                                          9.38              7.88

         FISCAL YEAR ENDED 6/30/97
         -------------------------
         1st Quarter                                        $10.75             $4.25
         2nd Quarter                                          6.50              4.38
         3rd Quarter                                          7.38              5.63
         4th  Quarter                                         8.25              6.19

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         SUMMARY OF OPERATIONS

         The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         1999        1998        1997        1996           1995
INCOME STATEMENT DATA:                       (amounts in thousands, except per share amounts)

Net sales                             $37,173     $45,053     $56,460     $74,381        $70,192
Operating income                        3,668       4,243       7,249      13,277          6,406
Net income                              4,916       4,977       4,761      13,102          5,035

PER SHARE DATA: (a)

Net income per basic share            $  0.94     $  0.70     $  0.70     $  6.59        $  6.02
Net income per diluted share             0.88        0.70        0.69        2.45           1.02
Weighted average shares:
  Basic                                 5,205       7,068       6,849       1,987            836
  Diluted                               5,613       7,143       6,924       5,344(b)       4,934(c)

Cash dividends declared               $   .06     $  0.08     $  0.08     $  0.00        $  0.00

(a) Net income per share data have been retroactively restated to give effect for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(b) Weighted average shares have been calculated based on the average market price per share from the date of the IPO to year-end.

(c) Weighted average shares have been calculated based on Management's estimate of the market value per share prior to the IPO.

BALANCE SHEET DATA:
Working capital                       $44,486     $53,128     $48,061     $42,860     $25,506
Total assets                           51,582      61,472      57,652      60,245      39,711
Long-term debt                             --          --          --         115       6,651
Total liabilities                       5,273       5,755       6,991      14,078      17,027
Total stockholders' equity             46,308      55,717      50,661      46,167      22,684

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Registrant's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

         The Company sells mid-range, non-impact printers and related consumable supplies and spare parts. Since 1985, more than 84,000 printers have been sold and, as a result, the sale of consumable supplies and spare parts represents a majority of the Company's net sales. From 1985 to 1991, the Company sold its printers, consumable supplies and spare parts exclusively to IBM. After 1991, the Company sought to reduce its dependence on IBM by expanding its marketing efforts to other OEMs. In 1995, IBM formally announced its intention to buy a competitor's line of mid-range printers. Beginning in 1997 and 1998 with the introduction of new mid-range printers by HP, Lexmark, and particularly Xerox, the sales of Kentek printers have declined significantly as each of Kentek's customers have added the Xerox N40 based engine to its product line. Sales of consumable supplies and spare parts have continued to decrease as older printers are taken out of service, thus reducing the installed base of customers who purchase consumable supplies and spare parts. New printer sales since 1997 have not been adequate to cover the decline in installed base of the older printers.

OPERATING RESULTS

COMPARISON OF FISCAL YEAR 1999 TO FISCAL YEAR 1998

         Total Net Sales. Total net sales decreased 17.5% from $45,053,000 in fiscal 1998 to $37,173,000 in fiscal 1999. Printer sales constituted 12.1% and 15.6%, respectively, of total net sales in fiscal 1999 and 1998. Consumable supplies and spare parts constituted 87.9% and 84.4%, respectively, of total net sales in fiscal 1999 and 1998.

         Printer Sales. Printer sales revenue decreased by 36.2% from $7,041,000 in fiscal 1998 to $4,494,000 in fiscal 1999. This decrease is due primarily to increased competition in the printer market from new low cost mid-range printers from HP, Lexmark and particularly Xerox.

         Consumable Supplies and Spare Parts Sales. Sales of consumable supplies and spare parts decreased by 14.0% from $38,012,000 in fiscal 1998 to $32,679,000 in fiscal 1999. This decrease was due primarily to a declining IBM printer installed base, which resulted in lower consumable supply and spare parts sales. In addition, sales of printers to non-IBM customers declined from previous years due to the increased mid-range competition and were insufficient to replace old non-IBM printers being retired from the installed base.

         Gross Profit. Gross profit decreased by 13.3% from $22,729,000 in fiscal 1998 to $19,703,000 in fiscal 1999. The gross margin increased from 50.4% to 53.0% in the same period. The continuing shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin. The continued strengthening of the dollar in relation to the Japanese yen during the first six months of the fiscal year and the purchase of yen forward contracts at favorable exchange rates during the last six months of the fiscal year also contributed to the improved gross margin. The decrease in gross profit was due to reduced sales due to increased mid-range competition, and erosion from the installed base of printers exceeding new unit placements, thus contributing further to the declines in sales of consumable supplies and spare parts.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.3% from $8,815,000 in fiscal 1998 to $8,287,000 in fiscal 1999. The decrease was a result of lower headcount due to the termination of the Company's KW60 printer project and a lower accrual for profit sharing, offset by an increase in sales and marketing expenses. See Note 4 to the Consolidated Financial Statements for a further discussion of the KW60 project.

         Research and Development Expense. Research and development expenses decreased by 31.7% from $9,671,000 in fiscal 1998 to $6,606,000 in fiscal 1999.
This decrease was due to the termination of the KW60 printer project in November 1998, which resulted in a significant reduction in headcount and other development expenses. The Company terminated the KW60 because the development effort was significantly behind schedule and in the Company's estimation, would have required an additional two years and approximately $20,000,000 in development costs to complete. These factors together with the loss of a key customer prospect convinced the Company that the KW60 was unlikely to generate sufficient future profits to warrant continued investment. The Company anticipates research and development expenses will become product support expenses and will continue at much reduced levels in future periods. See page 5 for further discussion of the KW60 program.

         Restructuring Charge. On November 6, 1998, the Company terminated its development effort on the KW60, a wide-format, 60 page-per-minute printer. The Company recorded a pre-tax restructuring charge of approximately $1,142,000 million for severance and other termination benefits and other related exit costs. This charge includes involuntary employee termination benefits for 75 employees, primarily within the Company's Research and Development Group. The non-cancelable operating lease costs included in the restructuring charge relates to two buildings located in Boulder, Colorado. All activities in the buildings ceased as of the restructuring date, and the Company vacated this building in January 1999 when the lease terminated. The lease for the second building was entered into to house the KW60 manufacturing operations that had not commenced prior to the date of restructuring. The Company halted all activity, which consisted primarily of completing certain leasehold improvements, and started to identify potential sublease candidates. The Company included the remaining obligations for these two leases less an estimate for sublease income. (See Note 4 of the Notes to the Consolidated Financial Statements.)

         Other Income, Net. Interest income and other income decreased from $3,314,000 in fiscal 1998 to $2,208,000 in fiscal 1999. This decrease was due primarily to a loss of $712,000 reflecting recognition of reduced salvage value for fully depreciated tooling at the Company's Japanese subsidiary; and the recognition of a loss of $322,000 on the disposal of fixed assets.

         Income Tax Expense. Income tax expense for fiscal 1998 was $2,580,000 compared to $960,000 for fiscal 1999. During fiscal 1999, the Company filed amended prior year tax returns, primarily related to research and development credits, which resulted in a refund of approximately $1,200,000. In addition, in fiscal 1999 the Company disposed of obsolete inventory and recognized a loss on its investment in its European subsidiary. The effective tax rate for fiscal 1998 was 34.1% compared to 16.3% in fiscal 1999. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 8 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

COMPARISON OF FISCAL YEAR 1998 TO FISCAL YEAR 1997

         Total Net Sales. Total net sales decreased 20.2% from $56,460,000 in fiscal 1997 to $45,053,000 in fiscal 1998. Printer sales constituted 15.6% and 14.8%, respectively, of total net sales in fiscal 1998 and 1997. Consumable supplies and spare parts constituted 84.4% and 85.2%, respectively, of total net sales in fiscal 1998 and 1997.

         Printer Sales. Printer sales revenue decreased by 15.9% from $8,370,000 in fiscal 1997 to $7,041,000 in fiscal 1998. This decrease is due primarily to increased competition in the printer market.

         Consumable Supplies and Spare Parts Sales. Sales of consumable supplies and spare parts decreased by 20.6% from $48,090,000 in fiscal 1997 to $38,012,000 in fiscal 1998. This decrease was due to a declining IBM printer installed base which resulted in lower consumable supply sales as well as an increase in market competition by third party remanufacturers of consumable supplies.

         Gross Profit. Gross profit decreased by 12.6% from $26,017,000 in fiscal 1997 to $22,729,000 in fiscal 1998. The gross margin increased from 46.1% to 50.4% in the same period. The shift of sales from printers to that of consumable supplies and spare parts, which have a higher gross margin, contributed to the improved gross margin as well as a decrease in obsolete inventory reserve. The continued strengthening of the dollar in relation to the Japanese yen also contributed to the improved gross margin.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 13.3% from $10,167,000 in fiscal 1997 to $8,815,000 in fiscal 1998. The decrease was a result of the closing of the Haster facility in Japan, a decrease in sales and marketing expense and lower legal expenses due to settlement of all pending litigation.

         Research and Development Expense. Research and development expenses increased by 12.4% from $8,601,000 in fiscal 1997 to $9,671,000 in fiscal 1998.
Fiscal 1998 includes a significantly higher level of expenses associated with the development of prototype KW60 printers and an increase in salary expense of approximately $575,000.

         Other Income, Net. Other income increased from $1,377,000 in fiscal 1997 to $3,314,000 in fiscal 1998. This increase reflects a one-time book loss of $932,000 related to the sale of the Tama property in Japan recorded in fiscal 1997. The remaining increase of approximately $1,000,000 reflects better performance of investments and marketable securities as well as more cash available to invest and a reduction of debt obligations.

         Income Tax Expense. Income tax expense for fiscal 1997 was $3,865,000 compared to $2,580,000 for fiscal 1998. Income tax expense for fiscal 1997 included one-time tax expense of $378,000 related to the sale of the Tama property in Japan. During fiscal 1998, the Company filed amended prior year tax returns which resulted in a substantial refund. The effective tax rate for fiscal 1997 was 44.8% compared to 34.1% in fiscal 1998. A reconciliation of the income tax rates to the federal statutory rate is presented in Note 8 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

INTERNATIONAL SALES

         Direct sales to customers not located in the United States represented 4.1%, 7.2% and 6.0% of the Company's total net sales in fiscal years 1999, 1998 and 1997, respectively. Substantially all of the sales made by the Company in international markets are priced in dollars to eliminate currency risk. The Company's international sales are concentrated in Europe. The Company closed its European sales office located in Gorinchem, Netherlands in March of 1999 and supports European customers from Boulder, Colorado.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations historically through internally generated cash, investing, subordinated debt and equity financing, and bank borrowings.

         Changes in cash and cash equivalents during fiscal 1999 resulted in a net increase of $13,616,000 as compared to a decrease of $1,869,000 during fiscal 1998. In fiscal 1999, the Company generated net cash from operations of $22,751,000. The major sources of operational cash were $4,916,000 from net income, $11,968,000 from the sale of trading securities, $1,909,000 from a reduction in inventories and $738,000 from increased receivables collections. Also, in fiscal 1999, the Company generated $5,204,000 from investing activities, including $7,326,000 from the sale of available-for-sale securities offset by $2,165,000 in equipment purchases. Additionally, in fiscal 1999, the Company used $15,179,000 to purchase treasury stock.

         At June 30, 1999, the value of Kentek's cash and securities was $36,976,000. Payment for certain significant obligations subsequent to June 30, 1999 is imminent. Accordingly, approximately $2,974,800 of Kentek's cash balance will be used in a very short period of time to satisfy certain liabilities and commitments, including:

     o $1,364,000 for estimated income taxes currently payable (including fiscal 2000 first quarter estimated tax payments);

o 600,000 for operating and purchase commitments of Kentek's Japanese subsidiary;

o    661,000 for costs associated with the Merger, and

o    349,800 for year-end bonuses paid to employees.

         After adjusting Kentek's June 30, 1999 cash and securities balances for these obligations and commitments, the value of the cash and securities held by Kentek would have approximated $34,001,200, or $7.38 per issued and outstanding share. This adjusted value represents a $339,800 decrease in the amount of cash and securities held by Kentek as of March 31, 1999. Given that KE Acquisition Corp. and Mr. Shires intend to finance a substantial portion of the Merger Consideration from cash and securities held by Kentek, as of June 30, 1999 (as adjusted), approximately $7.38 per share of the Merger consideration will be financed with the cash and securities held by Kentek and approximately $0.91 of the Merger consideration will be financed by KE Acquisition Corp. and Mr. Shires.

         The Company currently has a $5,000,000 unsecured line of credit with US Bank that expires in November 1999. The line-of-credit agreement provides for interest at LIBOR plus 2%. As of June 30, 1999, the Company had no outstanding borrowings under this credit facility. If the Merger is approved by the stockholders at the October 28, 1999 special meeting of the stockholders, all of the Company's current cash and cash equivalents, marketable securities and investments in limited partnerships will be used to fund the Merger.

         In order to provide the funding for the Merger and to provide funding for operations after completion of the Merger, KE Acquisition and Mr. Shires have obtained a commitment letter from US Bank to finance up to $6,000,000 at the bank's prime rate. The financing includes up to $4,000,000 in the form of a term loan to be repaid in twenty-four equal monthly installments commencing from the date of borrowing, and up to $2,000,000 in the form of a revolving line of credit on which any outstanding principal will be due no later than November 30, 2000. KE Acquisition must meet certain financial ratio requirements under the terms of the commitment letter.

TREASURY STOCK

         Prior to February 24, 1999, the Board authorized the repurchase of shares of the Company's common stock. The Company's repurchases of shares of common stock were recorded as treasury stock and result in a reduction of stockholders' equity. No treasury shares have been reissued, however, in the event of future reissuance the Company will use a first-in, first-out method and the excess of repurchase cost over reissuance price will be treated as a reduction of retained earnings. As of June 30, 1999, the Company had repurchased 2,589,750 shares of its common stock at an aggregate cost of $15,179,084. Repurchases of stock have been suspended since February 24, 1999 pending approval by the Company's stockholders of its merger with KE Acquisition Corp. See Item 2.

         As of June 30, 1999, the Company had recorded a net deferred tax asset totaling $1,838,000, with $693,000 classified as non-current as a result of the nature of the temporary differences. The non-current portion is attributable to property and equipment. At June 30, 1998, the Company had recorded a $2,773,000 net deferred tax asset. The Company had determined that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the deferred tax asset.

         Financial information about income taxes is presented in Note 8 of the Notes to Consolidated Financial Statements which appear elsewhere in this Form 10-K.

         The Company believes that cash flows provided by operating activities, together with its bank line, will be sufficient to meet the Company's cash requirements for at least twelve months from the date of this Form 10-K.

         Since the first quarter of fiscal 1997, the Company has paid a quarterly cash dividend to holders of its Common Stock equal to $.02 per share. The Company presently has discontinued this dividend policy with the dividend of the March 31, 1999 quarter due to the proposed merger.

YEAR 2000 COMPLIANCE

         The Company has completed and tested conversion from the existing accounting and finance software to programs that are year 2000 compliant. Maintenance or modification costs associated with making all other internal computer systems year 2000 compliant will be expensed as incurred. As the Company implements solutions to the year 2000 issue, in some circumstances it may determine that replacing existing systems, hardware, or equipment may be more efficient and also provide additional functionality. Replacement of these systems would be capitalized and would reduce the estimated expenses associated with the year 2000 issue. The Company has completed its assessment of the readiness of external entities, such as vendors and suppliers, which interface with the Company and believes the Company will not incur any interruption in the flow of materials due to year 2000. In addition, the Company has purchased and is scheduled to receive adequate supplies of raw material inventory and printers to satisfy all of the January 2000 requirements by December 31, 1999.

         The Company believes it has adequate supplies for the majority of the raw materials used in the printer and consumable supplies production should any particular vendor fail to be year 2000 compliant. The Company continues to qualify new vendors, both in the U.S. and Japan, for alternative sources of supply.

         The Company's contingency plans, if year 2000 modifications do not work or are not ready by year 2000, relies significantly on manual procedures and record keeping. All files will be adequately backed up as of December 31, 1999 and will be available for downloading into any spreadsheet package to facilitate manual record keeping. Adequate hard copy reports of balances and transactions as of December 31, 1999 will also be available to provide a complete manual system of accounting, inventory control, shipping and receiving if required. Subsequent to year 2000, manual systems will continue to be in place to mitigate the risk of lost information due to any unforeseen interruptions that may occur as a result of year 2000 issues arising after January 1, 2000. The Company's business operating system, PRMS, has been tested both in the U.S. and in Japan and is believed to be compliant.

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

         Management believes that its efforts will result in year 2000 compliance. Kentek has incurred no incremental material costs associated with year 2000 compliance, as the majority of the costs have occurred as a result of normal upgrade procedures. The Company does not expect the future costs associated with these procedures to be material. However, the impact on business operations or failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized in the income statement related to a hedged item to be offset by a related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until July 2001, as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133. The Company has not determined the impact that adopting this statement will have on its financial statements. However, when adopted this Statement could increase volatility in reported earnings and other comprehensive income of the Company.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio of cash equivalents and marketable securities. The stated objectives of the Company's investment guidelines are: safety of principal; liquidity; maximization of yield; and diversification of risk. The Company places its cash equivalent and marketable securities investments with U.S. Treasury and federal agency obligations, high credit quality commercial paper, obligations of corporations, banks and agencies including notes and bonds, taxable money market preferreds, certificates and/or time deposits of high quality commercial banks, tax exempt state and municipal obligations and investment limited partnerships. The investment portfolio includes only those securities with active secondary resale markets to ensure portfolio liquidity.

         The Company has investments in cash and cash equivalents in the amount of $29,963,000 as well as investments in two limited partnerships in the amount of $7,000,000 that are subject to market and interest rate risk.

FOREIGN CURRENCY RISK

         The Company has operations in Japan, and as a result, operating expenses are dependent on dollar-yen exchange rates. The Company has purchased Japanese Yen forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing three months. The forward contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The Company monitors credit ratings and concentration of risk for the counter parties that it enters into forward contracts with on a continuing basis and such agreements have not historically subjected the Company to significant credit risk. As of June 30, 1999, the Company did not have any foreign currency forward contracts outstanding.

         Based on the Company's overall currency rate exposure at June 30, 1999, a 10% change in currency rates would not have a material effect on the financial position, results of operations or cash flows of the Company. See Note 14 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                             PAGE
                                                                                                                             ----
Independent Auditors' Report                                                                                                   22
Consolidated Balance Sheets as of June 30, 1999 and 1998                                                                       23
Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997                                             24
Consolidated Statements of Comprehensive Income                                                                                25
Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997                               26
Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997                                         27
Notes to Consolidated Financial Statements                                                                                     28
Financial Statement Schedule II - Consolidated Valuation and Qualifying Accounts                                               37

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Kentek Information Systems, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheets of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedules listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kentek Information Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Denver, Colorado
October 1, 1999

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998
                                   (THOUSANDS)


                                     ASSETS

                                                                               JUNE 30
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------      --------
Current assets:
   Cash and cash equivalents                                            $ 29,963      $ 16,347
   Marketable securities (Note 2)                                             13        19,308
   Investment in limited partnership (Note 2)                              7,000         7,000
   Accounts receivable, less allowance for doubtful
     accounts of $295 and $490                                             4,558         5,297
   Inventories (Note 3)                                                    5,816         7,725
   Deferred income taxes (Note 8)                                          1,145         2,000
   Other                                                                     676           701
                                                                        --------      --------
       Total current assets                                               49,171        58,378
                                                                        --------      --------
Property and equipment:
   Land and buildings                                                        111            96
   Tooling                                                                11,213         9,749
   Furniture, fixtures and equipment                                       4,480         5,927
   Leasehold improvements                                                    587           541
                                                                        --------      --------
   Total property and equipment                                           16,391        16,313
   Less accumulated depreciation and amortization                        (14,927)      (14,519)
                                                                        --------      --------
         Property and equipment, net                                       1,464         1,794
                                                                        --------      --------
Deposits and other (Note 8)                                                  947         1,300
                                                                        --------      --------
       Total assets                                                     $ 51,582      $ 61,472
                                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  2,097      $  2,200
   Accrued expenses:
     Income taxes                                                             30           180
     Bonus                                                                   347           539
     Other                                                                 2,768         2,331
                                                                        --------      --------
       Total current liabilities                                           5,242         5,250
Other                                                                         32           505
                                                                        --------      --------
       Total liabilities                                                   5,274         5,755
                                                                        --------      --------
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity (Note 6):
   Common stock, $.01 par--shares authorized, 12,000;
     shares issued and outstanding, 4,604 and 7,137                           72            71
   Additional paid-in capital                                             45,195        44,821
   Retained earnings                                                      16,280        11,813
   Accumulated other comprehensive income                                    (60)         (988)
   Treasury stock, at cost                                               (15,179)           --
                                                                        --------      --------
   Total stockholders' equity                                             46,308        55,717
                                                                        --------      --------
       Total liabilities and stockholders' equity                       $ 51,582      $ 61,472
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED JUNE 30
                                                  -------------------------------
                                                   1999        1998         1997
                                                  -------     -------     -------
Net sales (Note 9):
     Printers                                     $ 4,494     $ 7,041     $ 8,370
     Consumable supplies and spare parts           32,679      38,012      48,090
                                                  -------     -------     -------

         Total                                     37,173      45,053      56,460

Cost of sales                                      17,517      22,324      30,443
                                                  -------     -------     -------
Gross profit                                       19,656      22,729      26,017
                                                  -------     -------     -------

Operating expenses:
     Selling, general and administrative            8,276       8,815      10,167
     Research and development                       6,570       9,671       8,601
     Restructuring charge (Note 4)                  1,142          --          --
                                                  -------     -------     -------
         Total operating expenses                  15,988      18,486      18,768
                                                  -------     -------     -------

Operating income                                    3,668       4,243       7,249
Other income, net (Note 11)                         2,208       3,314       1,377
                                                  -------     -------     -------

Income before income taxes                          5,876       7,557       8,626
Income tax expense (Note 8)                           960       2,580       3,865
                                                  -------     -------     -------

Net income                                          4,916     $ 4,977     $ 4,761
                                                  =======     =======     =======

Net income per share:
         Basic                                    $  0.94     $  0.70     $  0.70
                                                  =======     =======     =======
         Diluted                                  $  0.88     $  0.70     $  0.69
                                                  =======     =======     =======

Weighted average shares:
         Basic                                      5,205       7,068       6,849
                                                  =======     =======     =======
         Diluted                                    5,613       7,143       6,924
                                                  =======     =======     =======

          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                     YEAR ENDED JUNE 30
                                               --------------------------------
                                                 1999        1998         1997
                                               -------     -------      -------
Net income                                     $ 4,916     $ 4,977      $ 4,761

Other comprehensive income:
     Currency translation adjustment               928        (235)        (204)
                                               -------     -------      -------

Comprehensive income                           $ 5,844     $ 4,742      $ 4,557
                                               =======     =======      =======


          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                   (THOUSANDS)


                                                                          FOREIGN
                                                  ADDITIONAL              CURRENCY
                                COMMON STOCK       PAID-IN    RETAINED   TRANSLATION  TREASURY
                             SHARES      AMOUNT    CAPITAL    EARNINGS   ADJUSTMENT     STOCK      TOTAL
                            --------    --------  ----------  --------   -----------  ---------   --------
Balance June 30, 1996          6,825    $     68   $ 43,463   $  3,185    $   (549)   $     --    $ 46,167

Comprehensive income              --          --         --      4,761        (204)         --       4,557

Exercise of stock options        104           1        482         --          --          --         483

Dividends paid                    --          --         --       (546)         --          --        (546)
                            --------    --------   --------   --------    --------    --------    --------

Balance June 30, 1997          6,929          69     43,945      7,400        (753)         --      50,661

Comprehensive income              --          --         --      4,977        (235)         --       4,742

Exercise of stock options        208           2        876         --          --          --         878

Dividends paid                    --          --         --       (564)         --          --        (564)
                            --------    --------   --------   --------    --------    --------    --------

Balance June 30, 1998          7,137          71     44,821     11,813        (988)         --      55,717

Comprehensive income              --          --         --      4,916         928          --       5,844

Exercise of Stock Options         57           1        374         --          --          --         375

Dividends paid                    --          --         --       (449)         --          --        (449)

Repurchase of shares          (2,590)         --         --         --          --     (15,179)    (15,179)

Balance June 30, 1999          4,604    $     72   $ 45,195   $ 16,280    $    (60)   $(15,179)   $ 46,308
                            ========    ========   ========   ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                   (THOUSANDS)


                                                                                YEAR ENDED JUNE 30
                                                                          --------------------------------
                                                                            1999        1998        1997
                                                                          --------    --------    --------
OPERATING ACTIVITIES:
     Net income                                                           $  4,916    $  4,977    $  4,761
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                       1,322       1,278       1,281
         Loss on disposal of  property and equipment                         1,438          38         777
         Deferred income tax expense                                           935         565         318
         Unrealized gains on forward exchange contracts and
           trading securities                                                   --        (500)       (159)
         Realized and unrealized gains on available-for-sale
           securities                                                           --      (1,558)     (1,345)
         Restructure charge, net of cash payments                              462          --          --
     Changes in operating assets and liabilities:
              Trading securities, net                                       11,968      (3,254)     (8,000)
              Accounts receivable                                              738         916         885
              Inventories                                                    1,909       2,008       3,794
              Other current assets                                              25          28        (429)
              Other assets                                                     (19)         (8)        758
              Accounts payable and accrued expenses                           (943)       (351)     (1,937)
                                                                          --------    --------    --------

Net cash provided by operating activities                                   22,751       4,139         704
                                                                          --------    --------    --------

INVESTING ACTIVITIES:
     Purchases of available-for-sale securities                                 --     (10,786)    (13,237)
     Investments in limited partnerships                                        --      (7,000)         --
     Purchase of equipment                                                  (2,165)     (1,226)     (1,062)
     Proceeds from sale of available-for-sale securities                     7,326      13,233       6,367
     Proceeds from sale of equipment                                            43           3       4,928
                                                                          --------    --------    --------

Net cash provided by (used in) investing activities                          5,204      (5,776)     (3,004)
                                                                          --------    --------    --------

FINANCING ACTIVITIES:
     Principal payments of long-term debt and capital lease obligations         --          --      (5,150)
     Proceeds from issuance of common stock                                    375         878         483
     Dividends paid                                                           (449)       (564)       (546)
     Purchase of treasury stock                                            (15,179)         --          --
                                                                          --------    --------    --------

Net cash provided by (used in) financing activities                        (15,253)        314      (5,213)
                                                                          --------    --------    --------

Effect of exchange rate changes on cash                                        914        (546)       (263)
                                                                          --------    --------    --------

Net increase (decrease) in cash and cash equivalents                        13,616      (1,869)     (7,776)
Cash and cash equivalents, beginning of year                                16,347      18,216      25,992
                                                                          --------    --------    --------

Cash and cash equivalents, end of year                                    $ 29,963    $ 16,347    $ 18,216
                                                                          ========    ========    ========

Supplemental cash flow information:
     Cash paid during the year for:
         Interest                                                         $      4    $      7    $     25
         Income taxes                                                          683       2,392       5,304


          See accompanying notes to consolidated financial statements.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Kentek Information Systems, Inc. (the "Company") is a supplier of mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company was incorporated under the laws of the State of Delaware in 1981. The Company's operations in the United States ("U.S.") consist of manufacturing facilities in Boulder, Colorado, which are used to manufacture the consumable supply products. The Company's subsidiary, Nippon Kentek Kaisha Ltd., a Delaware corporation ("Nippon Kentek"), is engaged in manufacturing-related activities in Japan. The Company designs and engineers its printer engines and supervises their assembly under contract with a Japanese company. The Company distributes its printers, consumable supplies and spare parts exclusively through sales to OEM customers and systems integrators.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nippon Kentek. All significant intercompany balances and transactions have been eliminated in consolidation.

         Foreign Currency Translation - Assets and liabilities of subsidiaries whose functional currency is deemed to be other than the U.S. dollar are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are accumulated in the currency translation adjustments component of stockholders' equity. Currency transaction gains and losses are recognized in income currently.

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

         The Company's cash equivalents are placed with a major financial institution and are primarily invested in investment grade commercial paper with an average original maturity of three months or less and money market accounts. The Company's marketable securities consist of commercial paper and various equity securities. The exposure to loss resulting from the concentrations of credit risk with respect to accounts receivable is limited due to generally short payment terms and the customers' dispersion across geographic areas. The Company performs ongoing credit evaluation of its customers' financial condition and generally requires no collateral from its customers.

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
         Leasehold improvements                                Term of Lease

         Impairment of Long-lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as determined based on estimated future cash flows on an undiscounted basis.

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

         Stock Option Plans - The Company accounts for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123").

         Net Income Per Share - During 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15 and its related interpretations. All prior periods presented have been restated in accordance with SFAS No. 128. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. Stock options were omitted from the denominator because they were antidilutive and were not material. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is presented below.

                                                   Income        Shares      Per-Share
                                                 (Numerator)  (Denominator)   Amount
                                               (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEAR ENDED JUNE 30, 1999
Net income                                         $4,916
                                                   ======
Basic net income per share
Income available to
  Common stockholders                              $4,916         5,205        $0.94
                                                   ======                      =====
Effect of stock options                                             408
                                                                 ------
Diluted net income per share                       $4,916         5,613        $0.88
                                                   ======        ======        =====

FOR THE YEAR ENDED JUNE 30, 1998
Net income                                         $4,977
                                                   ======
Basic net income per share
Income available to
  Common stockholders                              $4,977         7,068        $0.70
                                                   ======                      =====
Effect of stock options                                              75
                                                                 ------

Diluted net income per share                       $4,977         7,143        $0.70
                                                   ======        ======        =====

FOR THE YEAR ENDED JUNE 30, 1997
Net income                                         $4,761
                                                   ======
Basic net income per share
Income available to
  Common stockholders                              $4,761         6,849        $0.70
                                                   ======                      =====
Effect of stock options                                              75
                                                                 ------

Diluted net income per share                       $4,761         6,924        $0.69
                                                   ======        ======        =====

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

         New Accounting Pronouncements- Other Comprehensive Income - Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130") which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires the Company's currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS No. 130.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until July 2001, as amended by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities Deferral of the Effective Date of SFAS No. 133". The Company has not determined its method or timing of adopting this statement or the impact on its financial statements. However, when adopted this statement could increase volatility in reported earnings and other comprehensive income of the Company.

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

2. INVESTMENTS

         Marketable Securities - The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires an entity to categorize its investments as held-to-maturity, available-for-sale, or trading securities, according to the use of investment, and to record unrealized gains and losses in net income or as separate component of stockholders' equity, depending on the investment's classification. Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. As of June 30, 1999 and 1998, available-for-sale and trading securities consisted of the following:

                                                  GROSS       GROSS     ESTIMATED
                                                UNREALIZED  UNREALIZED    FAIR
                                      COST        GAINS       LOSSES      VALUE
                                                     (THOUSANDS)
JUNE 30, 1999

Available-for-sale securities
   Bank and corporate debt           $    --     $    --     $    --     $    --

Trading securities
   Equity                                 13          --          --          13
                                     -------     -------     -------     -------

Total                                $    13     $    --     $    --     $    13
                                     =======     =======     =======     =======

JUNE 30, 1998

Available-for-sale securities
   Bank and corporate debt           $ 7,326     $    --     $    --     $ 7,326

Trading securities
   Equity                             11,549         433          --      11,982
                                     -------     -------     -------     -------

Total                                $18,875     $   433     $    --     $19,308
                                     =======     =======     =======     =======

         As of June 30, 1998, securities classified as available-for-sale had contractual maturity dates ranging from July 1998 to April 2029, the cost for these securities approximated their fair value. During 1999 and 1998, proceeds from sales of available-for-sale securities approximated $7,326,000 and $13,233,000, respectively. The Company uses the specific identification method to determine cost for available-for-sale securities. Gross unrealized gains and losses on sales of available-for-sale securities were not material in 1999 and 1998. Net unrealized holding gains on trading securities of $-0- and $433,000 have been included in net income for 1999 and 1998, respectively.

         Investments in Limited Partnerships - As of June 30, 1999 and 1998, the Company has investments in two limited partnerships. The first investment of $3,000,000 was made in June 1998 in the HCM High Yield Opportunity Fund, LP ("HCM"). The prospectus for HCM indicates that HCM's investment objective is to provide investors with risk-adjusted rates of return through a portfolio structured to generally have the following characteristics: low volatility; short duration (generally less than 2 years); and an overall high degree of liquidity in the underlying securities. The partnership will attempt to achieve these objectives through a two-pronged investment strategy: an emphasis on non-investment grade fixed income financial instruments (including bonds and bank loans) that, in HCM's judgement, are likely (i) to be repurchased by the issuer at a premium within twelve to eighteen months as a result of the occurrence of a corporate event such as an IPO, asset sale, merger or refinancing and (ii) active trading of the portfolio. Withdrawals from the partnership may be made quarterly with 30 days notice. The second investment of $4,000,000 was also made in June 1998 in Cerberus, LP ("CLP"). The prospectus for CLP indicates that CLP invests in publicly traded and private debt, trade claims, large and middle market bank loans, distressed real estate and public and private equity, including post bankruptcy equity. To control risk, assets are broadly diversified among 60 or more positions. Withdrawals from the fund may be made each June 30 and December 31 with 90 days notice. The Company accounts for the investments in limited partnerships at cost. Based on information provided by HCM's and CLP's General Partners, the Company's proportionate share in the fair value of each partnership as of June 30, 1999 and 1998 approximated the Company's carrying value for each investment.

3. INVENTORIES

         Inventories consist of the following net of allowance:

                                                                    JUNE 30
                                                               -----------------
                                                                1999       1998
                                                               ------     ------
                                                                  (THOUSANDS)
Finished printers, consumable supplies and spare parts         $3,275     $4,072
Raw materials                                                   2,541      3,653
                                                               ------     ------
                                                               $5,816     $7,725
                                                               ======     ======

4. RESTRUCTURING

         On November 6, 1998, the Company terminated its development effort on the KW60, a wide-format, 60 page-per-minute printer. The Company recorded a pre-tax restructuring charge of approximately $1,142,000 million for severance and other termination benefits and other related exit costs. This charge includes involuntary employee termination benefits for 75 employees, primarily within the Company's Research and Development Group. The non-cancelable operating lease costs included in the restructuring charge relates to two buildings located in Boulder, Colorado. All activities in the buildings ceased as of the restructuring date, and the Company vacated this building in January 1999 when the lease terminated. The lease for the second building was entered into to house the KW60 manufacturing operations that had not commenced prior to the date of restructuring. The Company halted all activity, which consisted primarily of completing certain leasehold improvements, and started to identify potential sublease candidates. The Company included the remaining obligations for these two leases less an estimate for sublease income. The following table summarizes the costs associated with the restructuring charge:

                                 SEVERANCE AND OTHER      WRITE-OFF OF     NON-CANCELABLE  TOTAL RESTRUCTURING
                                 TERMINATION BENEFITS  LONG-LIVED ASSETS  OPERATING LEASES      CHARGE
                                                                   (thousands)
Initial reserve                         $   542             $   446           $   154           $ 1,142
Utilized through June 30, 1999             (542)               (446)             (138)           (1,126)
                                        -------             -------           -------           -------

  Balance                               $    --             $    --           $    16           $    16
                                        =======             =======           =======           =======

5. REVOLVING CREDIT AGREEMENT

         The Company currently has a $5,000,000 unsecured line of credit with US Bank that expires in November 1999. The line-of-credit agreement provides for interest at LIBOR plus 2%. As of June 30, 1999, the Company had no outstanding borrowings under this credit facility. If the Merger is approved by the stockholders at the October 28, 1999 special meeting of the stockholders, all of the Company's current cash and cash equivalents, marketable securities and investments in limited partnerships will be used to fund the Merger.

6. CAPITAL STOCK

         Prior February 24, 1999, the Board authorized the repurchase of shares of the Company's common stock. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. No treasury shares have been reissued; however, in the event of future reissuance the Company will use a first-in, first-out method and the excess of repurchase cost over reissuance price will be treated as a reduction of retained earnings. As of June 30, 1999, the Company has repurchased 2,589,750 shares of its common stock at an aggregate cost of $15,179,084. Repurchases of stock have been suspended pending action by the Special Committee of the Board of Directors on the offer by Kentek management to purchase the Company. (See Note 15.)

         During 1999, 1998 and 1997, the Company declared and paid cash dividends per common share equal to $0.06, $0.08 and $0.08 respectively.

7. STOCK OPTION PLAN

         The Company currently has one stock option plan, the 1992 Stock Option Plan ("the Plan"). The Plan provides for the grant of incentive stock options to officers, directors, and employees of the Company. The Company has reserved 1,250,000 shares of its authorized common stock for stock options for issuance in connection with the plan. The Plan provides for the grant of stock options, including incentive stock options and non-statutory stock options. At June 30, 1999, there were 282,374 shares available for future stock option grants. The following table summarizes information on stock option activity for the Plan:

                                                     EXERCISE PRICE       WEIGHTED AVERAGE
                                NUMBER OF SHARES        PER SHARE     EXERCISE PRICE PER SHARE
                                ----------------     --------------   ------------------------
Outstanding at
     June 30, 1996                  681,002           $3.24 - $8.38            $5.43
     Granted                        117,000           $6.00 - $7.88            $6.48
     Exercised                     (104,817)          $3.24 - $6.49            $4.61
     Canceled and expired           (45,772)          $3.24 - $8.38            $6.61
                                   --------

Outstanding at
     June 30, 1997                  647,413           $3.24 - $7.88            $5.67
     Granted                        109,500           $7.94 - $9.50            $8.68
     Exercised                     (207,890)          $3.24 - $6.49            $4.22
     Canceled and expired           (37,878)          $3.24 - $6.63            $5.72
                                   --------

Outstanding at
     June 30, 1998                  511,145           $3.24 - $9.50            $6.90
     Granted                        289,950                   $6.81            $6.81
     Exercised                      (57,666)          $6.49 - $6.63            $6.49
     Canceled and expired          (230,319)          $3.24 - $9.50            $7.18
                                   --------

Outstanding at
     June 30, 1999                  513,110           $3.24 - $8.00            $6.62
                                   ========           =============            =====

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

                                      FISCAL YEAR ENDED  FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                        JUNE 30, 1999      JUNE 30, 1998       JUNE 30, 1997
                                      -----------------  -----------------   -----------------
Net income - as reported                 $4,916,000         $4,977,000           $4,761,000
Net income - pro forma                    4,324,000          4,511,000            4,437,000

Net income per share - as reported
     Basic                                    $0.94              $0.70                $0.70
     Diluted                                   0.88               0.70                 0.69
Net income per share - pro forma
     Basic                                    $0.83              $0.64                $0.65
     Diluted                                   0.77               0.64                 0.64

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions used for grants in 1999, 1998 and 1997; risk-free interest rate of 6.257% in 1999, 5.20% in 1998, and 6.00% in 1997; annual dividend of $.08; expected life of five years; and expected volatility of 43.70% in 1999, 53.21% in 1998 and 57.00% in 1997. The outstanding stock options at June 30, 1999 have a weighted average remaining contractual life of 6.9 years. The weighted average fair value of options granted in 1999, 1998 and 1997 were $2.91, $4.27 and $3.16, respectively.

     The following table summarizes information about stock options outstanding under the Plan as of June 30, 1999:

                                                          WEIGHTED                              WEIGHTED
                            NUMBER   WEIGHTED AVERAGE      AVERAGE             NUMBER   AVERAGE EXERCISE
       RANGE OF        OUTSTANDING          REMAINING     EXERCISE        EXERCISABLE              PRICE
EXERCISE PRICES   AT JUNE 30, 1999   CONTRACTUAL LIFE        PRICE   AT JUNE 30, 1999        EXERCISABLE
---------------   ----------------   ----------------     --------   ----------------   ----------------
            N/A                  0             1 year        $ .00                N/A              $ .00
           6.49            132,427            2 years         6.49            132,427               6.49
   6.49 to 6.63             10,000            3 years         6.63             10,000               6.63
   3.24 to 8.81             12,942            4 years         3.24             12,942               3.24
   3.24 to 8.81              1,848            5 years         3.24              1,848               3.24
   3.24 to 8.81              6,009            6 years         6.49              6,009               6.49
   3.24 to 8.81             63,264            7 years         6.49             63,264               6.49
   5.64 to 8.81             55,849            8 years         6.75             36,860               6.75
   5.64 to 8.81             27,000            9 years         8.00              8,910               8.00
           6.81            203,771           10 years         6.81                  0                  0
 --------------            -------           --------        -----            -------              -----
 $3.24 to $8.81            513,110                           $6.63            272,260              $6.40
 ==============            =======                           =====            =======              =====

8. TAXES ON INCOME

         Taxes on income consists of the following:

                                                         YEAR ENDED JUNE 30
                                               --------------------------------------
                                                1999            1998            1997
                                               ------          ------          ------
                                                             (THOUSANDS)
Current expense:
     Federal                                   $   12          $1,670          $3,072
     State                                         13             345             475
     Foreign                                       --              --              --
                                               ------          ------          ------
                                                   25           2,015           3,547
                                                               ------          ------
Deferred expense
     Federal                                      748             454             215
     State                                        187             111             103
                                               ------          ------          ------
                                                  935             565             318
     Reduction in valuation allowance              --              --              --
                                               ------          ------          ------
                                                  935             565             318
                                               ------          ------          ------
Income tax expense                             $  960          $2,580          $3,865
                                               ======          ======          ======

         The components of the net deferred tax asset are shown below:

                                                              JUNE 30
                                                     ---------------------------
                                                      1999                1998
                                                     -------             -------
                                                             (THOUSANDS)
Inventories                                          $ 1,042             $ 1,426
Accrued expenses and other                                (2)                397
Property and equipment                                   693                 773
Accounts receivable allowance                            105                 177
                                                     -------             -------
Net deferred tax asset                                 1,838               2,773
     Less current deferred tax asset                   1,145               2,000
                                                     -------             -------
Non-current deferred tax asset                       $   693             $   773
                                                     =======             =======

         The net deferred tax asset of $1,838,000 at June 30, 1999 is realizable as the Company has determined, based on several recurring periods of profitable operations, that it is more likely than not that it will have sufficient taxable income in future periods to realize the corresponding tax benefit resulting from the net deferred tax asset. Management plans to re-evaluate the positive and negative evidence to this effect on a quarterly basis and make appropriate adjustments to the deferred tax asset. Components of the net deferred tax asset, other than property and equipment, primarily reverse annually. The non-current portion, which is included in deposits and other assets, is attributable to property and equipment.

         The net deferred tax asset at June 30, 1998 was $2,773,000. The current portion of $2,000,000 is a result of temporary differences that primarily reverse annually. The remaining non-current portion of $773,000 is attributable to property and equipment.

         A reconciliation of the Company's effective tax rates to the federal statutory rate is shown below:

                                                                              YEAR ENDED JUNE 30
                                                                  -------------------------------------------
                                                                   1999              1998              1997
                                                                  -------           -------           -------
                                                                                  (THOUSANDS)
Federal and state income tax computed at statutory rates          $ 2,079           $ 2,887           $ 3,217
Research and development credits                                     (980)             (366)               --
Other permanent differences, net                                     (139)               59               648
                                                                  -------           -------           -------
Tax expense                                                       $   960           $ 2,580           $ 3,865
                                                                  =======           =======           =======

The Company's 1999 current income tax provision was reduced by certain non-recurring adjustments, primarily related to research and development credits that were included in the amended tax returns.

9. SALES TO PRINCIPAL CUSTOMERS

  Transactions

         Sales to customers and their affiliates which were 10% or more of total net sales are shown below:

                                                   YEAR ENDED JUNE 30
                                        ----------------------------------------
                                        1999              1998              1997
                                        ----              ----              ----
Customer A                               22%               28%               34%
Customer B                               21                18                14
Customer C                               --                --                 2
Customer D                               17                18                15

10. COMMITMENTS AND RELATED PARTY TRANSACTIONS

  Operating Leases

         The Company leases office and warehouse space under operating leases expiring at various dates through the year 2003. Rent expense for the years ended June 30, 1999, 1998 and 1997 was $680,000, $983,000 and $928,000. Future
minimum lease payments under operating leases are as follows:

      YEAR ENDING
        JUNE 30,                                    (THOUSANDS)
      -----------
         2000                                         $  676
         2001                                            571
         2002                                            274
         2003                                            207
                                                      ------
                                                      $1,728
                                                      ======

  Employment Agreement

         On April 1, 1989, the Company entered into an Employment Agreement with its President and Chief Executive Officer. The Employment Agreement, as amended, provides for an annual salary of $252,000, an annual bonus equal to 1.5% of the Company's pre-tax profits for each fiscal year and automobile allowance of $800 per month. The Employment Agreement can be terminated by the Company by written notice at any time and in such event, the President and Chief Executive Officer is entitled to a monthly severance payment equal to his then current monthly salary for a period of six months after such termination. In addition, the President and Chief Executive Officer is obligated not to solicit any employees to leave employment of the Company for a period of three years after termination of his employment. For the years ended June 30, 1999, 1998 and 1997, bonuses of approximately $112,500, $113,000 and $129,000 were recorded.

  Profit-Sharing Plan

         The Company has a savings and profit sharing plan, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of employee contributions up to 6% of the employee's salary. The Company's contributions are vested 20% per year beginning with the second year of service. During the years ended June 30, 1999, 1998 and 1997, the Company's contributions to the plan were $119,000, $118,000 and $73,000.

  Related Party Transactions

         The Chairman of the Board of Directors provides consulting services to the Company. Consulting expense for these services for the years ended June 30, 1999, 1998 and 1997 was approximately $75,000, $79,000 and $81,000.

11. OTHER INCOME, NET

         Other income, net consists of the following:

                                          YEAR ENDED JUNE 30
                                   ---------------------------------
                                    1999         1998         1997
                                   -------      -------      -------
                                              (THOUSANDS)
Investment income                  $ 3,369      $ 3,189      $ 2,000
Foreign currency exchange gain          37           67           --
Interest expense                        (4)          (7)         (96)
Loss on sale of fixed assets        (1,438)         (38)        (777)
Miscellaneous                          244          103          250
                                   -------      -------      -------
Other income, net                  $ 2,208      $ 3,314      $ 1,377
                                   =======      =======      =======

12. CONTINGENCIES

     The Company is involved with certain claims and disputes incidental to its business. The Company currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

13. SEGMENT INFORMATION

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     The Company's operations are conducted in one business segment, mid-range, non-impact laser printers and related consumable supplies and spare parts. The Company's production facilities are located in the U.S. and Japan. Export sales from U.S. based operations, primarily to Germany, approximated $2,309,000, $3,254,000 and $3,415,000 in 1999, 1998 and 1997,
respectively. Intercompany sales are transacted at established transfer prices and the related profits are eliminated in consolidation. General corporate assets included in U.S. based operations primarily consist of cash and cash equivalents, marketable securities and other investments. These assets approximated $36,976,000, $42,655,000 and $34,590,000 in 1999, 1998 and 1997,
respectively. During the years ended June 30, 1999, 1998 and 1997 the Company had foreign and domestic sales, operating income, identifiable assets, depreciation and amortization, and capital expenditures as shown below:

                                    U.S.        JAPAN         EUROPE     CONSOLIDATING    TOTAL
                                  --------     --------      --------    -------------   --------
                                                           (THOUSANDS)
1999
     Net sales                    $ 37,173     $ 10,197      $     --      $(10,197)     $ 37,173
     Operating income (expense)      5,212       (1,544)           --            --         3,668
     Identifiable assets            53,705        2,958            --        (5,081)       51,582
     Depreciation and amortization   1,129          193            --            --         1,322
     Capital expenditures            1,572          593            --            --         2,165
1998
     Net sales                    $ 45,053     $ 13,389      $     --       (13,389)     $ 45,053
     Operating income (expense)      5,438       (1,080)         (115)        4,243
     Identifiable assets            62,330        4,009            49        (4,916)       61,472
     Depreciation and amortization   1,168          104             6            --         1,278
     Capital expenditures              970          256            --            --         1,226
1997
     Net sales                    $ 56,460     $ 17,015      $     --       (17,015)     $ 56,460
     Operating income (expense)      9,899       (2,683)           33            --         7,249
     Identifiable assets            57,859        3,195           211        (3,613)       57,652
     Depreciation and amortization   1,237           36             8            --         1,281
     Capital expenditures              882          180            --            --         1,062

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Foreign Exchange Risk Management

         The Company has operations in Japan, and as a result, operating expenses are dependent on dollar-yen exchange rates. The Company has purchased Japanese yen forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing three months. The forward contracts do not qualify as hedges for financial reporting purposes and are reported in the financial statements net of changes in forward rates that are reflected in income. Although the volatility of income over the period covered by such contracts is reduced, increased volatility may be reported during interim periods. The Company monitors the credit ratings and concentration of risk for the counterparties that it enters into forward contracts with on a continuing basis and such arrangements have not historically subjected the Company to significant credit risk. As of June 30, 1999, the Company did not have any foreign currency forward contracts outstanding. At June 30, 1998, outstanding Japanese yen contractual amounts were as follows:

                                            NOTIONAL
                                             AMOUNT         GAINS       LOSSES
                                                         (THOUSANDS)
     Japanese yen forward contracts          $ 2,748        $ 67        $   --

         Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quoted market prices as of year-end. The estimated fair values of the Company's financial instruments are as follows:

                                                   1999                      1998
                                           CARRYING     FAIR       CARRYING         FAIR
                                            AMOUNT      VALUE       AMOUNT          VALUE
                                                           (THOUSANDS)
     Nonderivatives:
     Cash and cash equivalents              $29,963    $29,963      $16,347        $16,347
     Marketable securities                       13         13       19,308         19,308
     Investments in limited partnerships      7,000      7,000        7,000          7,000

     Derivatives:
     Japanese yen forward contracts              --         --           67             67

15. SUBSEQUENT EVENT

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

         The Company's Board of Directors formed a Special Committee of independent directors to review the advisability of this proposal. The Committee is chaired by the Company's Chairman of the Board of Directors, and includes two outside directors. The Special Committee has retained Janney Montgomery Scott, Inc. to serve as independent financial advisor to the Special Committee and Cooley Godward LLP to serve as independent legal counsel to the Special Committee.

         On May 14, 1999, the Company announced that it had agreed to a definitive merger agreement with a newly formed corporation organized by Philip
W. Shires, the President and Chief Executive Officer of the Company. Under the terms of the merger agreement, each shareholder would receive, at closing, $8.29 in cash for each share of the Company's common stock.

         The Board of Directors of the Company, acting on the unanimous recommendation of the Special Committee of independent directors, unanimously approved the transaction and recommended that the stockholders of the Company approve and adopt the agreement and merger. The transaction is subject to the approval of the Company's stockholders, financing, any applicable regulatory approvals and certain other conditions.

         On September 27, 1999, the SEC completed its review of the Proxy Statement, and approved the mailing of the Proxy Statement to Kentek's stockholders. The date for the Special Meeting of Stockholders to consider and vote on the proposal to approve and adopt the Merger Agreement between the Company and KE Acquisition Corp. has been set for October 28, 1999 at the offices of Cooley Godward LLP, 2595 Canyon Boulevard, Boulder, Colorado 80302.

         The proposed acquisition may only be completed in accordance with applicable state and federal laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934.

                KENTEK INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
 FINANCIAL STATEMENT SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                   (THOUSANDS)

                                                                                    ADDITIONS
                                          BALANCE AT    CHARGED TO                  BALANCE AT
                                         BEGINNING OF   COSTS AND                     END OF
                                            PERIOD      EXPENSES      DEDUCTIONS      PERIOD
                                         ------------   ----------    ----------    ----------
Year Ended June 30, 1999:
     Allowance for doubtful accounts        $  490        $   37        $  232        $  295
     Allowance for inventory                 3,238           638         1,486         2,390
                                            ------        ------        ------        ------
                                            $3,728        $  675        $1,718        $2,685
                                            ======        ======        ======        ======

Year Ended June 30, 1998:
     Allowance for doubtful accounts        $  653        $  165        $  328        $  490
     Allowance for inventory                 4,145           279         1,186         3,238
                                            ------        ------        ------        ------
                                            $4,798        $  444        $1,514        $3,728
                                            ======        ======        ======        ======

Year Ended June 30, 1997:
     Allowance for doubtful accounts        $  627        $  138        $  112        $  653
     Allowance for inventory                 3,548         1,023           426         4,145
                                            ------        ------        ------        ------
                                            $4,175        $1,161        $  538        $4,798
                                            ======        ======        ======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No changes to report.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning directors and executive officers is set forth in the Annual Proxy Statement under the heading "Directors and Executive Officers", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information concerning executive compensation is set forth in the Annual Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information concerning security ownership of certain beneficial owners and management is set forth in the Annual Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information concerning certain relationships and related transactions is set forth in the Annual Proxy Statement under the heading "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Annual Report on Form
       10-K.

       1. Financial Statements: The financial statements of the Company are included in Part II, Item 8 of this report. See Index to Financial Statements on Page 20.

       2. Financial Statement Schedules: Financial statement schedules required under the related instructions are applicable for the period ended June 30, 1999, 1998 and 1997, and are therefore included in Item 8.

       3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index below.

(b) Reports on Form 8-K filed during the fourth quarter of fiscal year 1999 - May 17, 1999 relating to the Merger.

                                    EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENT
-------              -----------------------
2.1++       --       Merger Agreement dated as of May 14, 1999 between Kentek
                     Information Systems, Inc. and KE Acquisition Corp.

3(i).1+     --       Amended and Restated Certificate of Incorporation of the
                     Registrant.

3(ii).1+    --       Bylaws of the Registrant.

4.1+        --       Reference is made to Exhibits 3(i).1 and 3(ii).1.

4.2+        --       Specimen Stock Certificate.

10.1+       --       Form of Indemnity Agreement entered into between the
                     Registrant and its directors and executive officers.

10.2+       --       Common Stock Registration Rights Agreement, dated as of
                     October 5, 1984, as amended.

10.3+       --       Series A Convertible Preferred Stock Purchase Agreement,
                     dated as of October 5, 1984, as amended.

10.4+*      --       Amended and Restated 1992 Stock Option Plan of the
                     Registrant (the "Option Plan").

10.5+       --       Form of Option granted to persons other than non-employee
                     directors under the Option Plan.

10.6+       --       Form of Option granted to non-employee directors under the
                     Option Plan.

10.7+*      --       Employment Agreement between the Registrant and Philip W.
                     Shires, dated April 1, 1989.

10.8+       --       Lease Agreement between the Registrant and Security
                     Connecticut Life Insurance Company, dated September 20,
                     1990, as amended.

10.9+       --       Lease Agreement between the Registrant and Pine Property
                     Limited Partnership, dated July 15, 1992, as amended.

10.10+      --       Lease Agreement between the Registrant and BFN Company,
                     dated September 28, 1994.

10.11+      --       Agreement on Bank Transactions and translation between
                     Nippon Kentek Kaisha, Ltd. and The Dai-Ichi Kangyo Bank,
                     Limited, dated as of July 2, 1984.

10.12+      --       Agreement on Purchase or Negotiation of Bills and
                     translation between Nippon Kentek Kaisha, Limited and The
                     Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1984.

10.12(a)+   --       Security Agreement between the Registrant and the Dai-Ichi
                     Kangyo Bank, Limited, dated as of July 2, 1992, as amended.

10.12(b)+   --       Guaranty between the Registrant and The Dai-Ichi Kangyo
                     Bank, Limited, dated as of July 2, 1992.

10.13+      --       Credit and Security Agreement between the Registrant and
                     Colorado National Bank, dated as of November 2, 1994, as
                     amended.

10.15+      --       Sales/Purchase Contract between Nippon Kentek Kaisha
                     Limited and Kao Corporation, dated October 1, 1991.

10.16+      --       Letter Agreement between the Registrant and Lexmark
                     International, Inc., dated May 10, 1993, as amended.

10.17+      --       Addendum Agreement between the Registrant and Lexmark
                     International, Inc., dated November 17, 1994.

10.18+      --       Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.

10.19+      --       Purchase Agreement between the Company and Siemens Nixdorf
                     Printing Systems, LP, dated February 3, 1992, as amended.

10.20+      --       Purchase Agreement between the Company and Standard
                     Register Corporation, dated February 4, 1997.

10.21+      --       Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 31, 1997.

21.1+       --       List of subsidiaries of the Registrant.

27.1        --       Financial Data Schedules-Fiscal years ended 1997, 1998 and
                     1999

27.2+       --       Financial Data Schedules-Quarters 1, 2 and 3 of fiscal 1998 and 1999

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Previously filed with the Commission as an exhibit to the Form 8-K filed on February 17, 1999 and incorporated herein by reference.

*      Management contract or compensatory plan.

   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KENTEK INFORMATION SYSTEMS, INC.

                                       By /s/ PHILIP W. SHIRES
                                          Philip W. Shires
                                          President and Chief Executive Officer
                                          October 8, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                 DATE
---------                                   -----                                 ----
/s/ PHILIP W. SHIRES
    Philip W. Shires        President, Chief Executive Officer
                            and Director (Principal Executive Officer)       October 8, 1999

/s/ KRISTIAN M. QUIGLEY     Controller
    Kristian M. Quigley     (Principal Financial and Accounting Officer)     October 8, 1999

/s/ HOWARD L. MORGAN
    Howard L. Morgan        Chairman of the Board                            October 8, 1999

/s/ JUSTIN J. PERREAULT
    Justin J. Perreault     Director                                         October 8, 1999

/s/ JAMES H. SIMONS
    James H. Simons         Director                                         October 8, 1999

/s/ SHELDON WEINIG
    Sheldon Weinig          Director                                         October 8, 1999

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION OF DOCUMENT
-------              -----------------------
2.1++       --       Merger Agreement dated as of May 14, 1999 between Kentek
                     Information Systems, Inc. and KE Acquisition Corp.

3(i).1+     --       Amended and Restated Certificate of Incorporation of the
                     Registrant.

3(ii).1+    --       Bylaws of the Registrant.

4.1+        --       Reference is made to Exhibits 3(i).1 and 3(ii).1.

4.2+        --       Specimen Stock Certificate.

10.1+       --       Form of Indemnity Agreement entered into between the
                     Registrant and its directors and executive officers.

10.2+       --       Common Stock Registration Rights Agreement, dated as of
                     October 5, 1984, as amended.

10.3+       --       Series A Convertible Preferred Stock Purchase Agreement,
                     dated as of October 5, 1984, as amended.

10.4+*      --       Amended and Restated 1992 Stock Option Plan of the
                     Registrant (the "Option Plan").

10.5+       --       Form of Option granted to persons other than non-employee
                     directors under the Option Plan.

10.6+       --       Form of Option granted to non-employee directors under the
                     Option Plan.

10.7+*      --       Employment Agreement between the Registrant and Philip W.
                     Shires, dated April 1, 1989.

10.8+       --       Lease Agreement between the Registrant and Security
                     Connecticut Life Insurance Company, dated September 20,
                     1990, as amended.

10.9+       --       Lease Agreement between the Registrant and Pine Property
                     Limited Partnership, dated July 15, 1992, as amended.

10.10+      --       Lease Agreement between the Registrant and BFN Company,
                     dated September 28, 1994.

10.11+      --       Agreement on Bank Transactions and translation between
                     Nippon Kentek Kaisha, Ltd. and The Dai-Ichi Kangyo Bank,
                     Limited, dated as of July 2, 1984.

10.12+      --       Agreement on Purchase or Negotiation of Bills and
                     translation between Nippon Kentek Kaisha, Limited and The
                     Dai-Ichi Kangyo Bank, Limited, dated as of July 2, 1984.

10.12(a)+   --       Security Agreement between the Registrant and the Dai-Ichi
                     Kangyo Bank, Limited, dated as of July 2, 1992, as amended.

10.12(b)+   --       Guaranty between the Registrant and The Dai-Ichi Kangyo
                     Bank, Limited, dated as of July 2, 1992.

10.13+      --       Credit and Security Agreement between the Registrant and
                     Colorado National Bank, dated as of November 2, 1994, as
                     amended.

10.15+      --       Sales/Purchase Contract between Nippon Kentek Kaisha
                     Limited and Kao Corporation, dated October 1, 1991.

10.16+      --       Letter Agreement between the Registrant and Lexmark
                     International, Inc., dated May 10, 1993, as amended.

10.17+      --       Addendum Agreement between the Registrant and Lexmark
                     International, Inc., dated November 17, 1994.

10.18+      --       Agreement between the Company and Hewlett-Packard Company, dated March 22, 1994.

10.19+      --       Purchase Agreement between the Company and Siemens Nixdorf
                     Printing Systems, LP, dated February 3, 1992, as amended.

10.20+      --       Purchase Agreement between the Company and Standard
                     Register Corporation, dated February 4, 1997.

10.21+      --       Lease Agreement between the Registrant and Avalon
                     Investment Company, dated March 31, 1997.

21.1+       --       List of subsidiaries of the Registrant.

27.1        --       Financial Data Schedules-Fiscal years ended 1997, 1998 and
                     1999

27.2+       --       Financial Data Schedules-Quarters 1, 2 and 3 of fiscal 1998 and 1999

+ Previously filed with the Commission as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-1606) and incorporated herein by reference.

++ Previously filed with the Commission as an exhibit to the Form 8-K filed on February 17, 1999 and incorporated herein by reference.

*      Management contract or compensatory plan.